Form 10-Q
period 2011-09-30
GreenHaven Continuous Commodity Index Master Fund; GreenHaven Continuous Commodity Index Fund
filed 2011-11-08
CIK 1379527, 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Numbers: 001-33908, 001-33909
GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Registrant)
(Exact name of Registrant as specified in its charter)
GREENHAVEN CONTINUOUS COMMODITY
INDEX MASTER FUND
(Rule 140 Co-Registrant)
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0151234 (I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services LLC 3340 Peachtree Rd, Suite 1910 Atlanta, Georgia (Address of Principal Executive Offices)	30326 (Zip Code)
Registrant’s telephone number, including area code: (404)-239-7942
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted to its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding Limited Shares as of September 30, 2011: 20,300,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED SEPTEMBER 30, 2011

PART 1. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Greenhaven Continuous Commodity Index Fund Financial Statements
Consolidated Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3
Unaudited Consolidated Schedule of Investments at September 30, 2011	4
Consolidated Schedule of Investments at December 31, 2010	5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010	6
Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2011	7
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	8

Greenhaven Continuous Commodity Index Master Fund Financial Statements
Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	9
Unaudited Schedule of Investments at September 30, 2011	10
Schedule of Investments at December 31, 2010	11
Unaudited Statements of Income and Expenses for the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010	12
Unaudited Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2011	13
Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	14

Notes to Unaudited Financial Statements	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4. CONTROLS AND PROCEDURES	30

PART II. OTHER INFORMATION	31

ITEM 1. Legal Proceedings	31
ITEM 1A. Risk Factors	31
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 3. Defaults Upon Senior Securities	31
ITEM 4. Reserved	31
ITEM 5. Other Information	31
ITEM 6. Exhibits	32

SIGNATURES	32

EXHIBIT INDEX	34
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
September 30, 2011 (unaudited) and December 31, 2010

	September 30,
	2011	December 31,
	(unaudited)	2010
Assets
Equity in broker trading accounts:
Short-term investments (cost $589,978,960 and $469,919,567 as of September 30, 2011 and December 31, 2010, respectively)	$589,979,710	$469,939,860
Cash held by broker	107,709,323	6,487,519
Net unrealized (depreciation) appreciation on futures contracts	(68,616,654)	58,639,682

Total assets	$629,072,379	$535,067,061

Liabilities and shareholders’ equity
Capital shares payable	$9,138,309	$—
Management fee payable to related party	496,429	352,427
Broker fee payable	1,045,586	351,579

Total liabilities	10,680,324	704,006

Shareholders’ equity
General Units:
Paid in capital — 50 units issued	1,500	1,500
Retained earnings	23	144

Total General Units	1,523	1,644

Limited Units:
Paid in capital — 20,300,000 and 16,250,000 redeemable units issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	573,994,925	428,801,695
Retained earnings	44,395,607	105,559,716

Total Limited Units	618,390,532	534,361,411

Total shareholders’ equity	618,392,055	534,363,055

Total liabilities and shareholders’ equity	$629,072,379	$535,067,061

Net asset value per share

General Units	$30.46	$32.88

Limited Units	$30.46	$32.88
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
September 30, 2011

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.03% due December 08, 2011	3.24%	$19,999,660	$20,000,000
U.S. Treasury Bills, 0.02% due December 29, 2011	92.17	569,980,050	570,000,000

Total U.S. Treasury Obligations (cost $589,978,960)	95.41%	$589,979,710	$590,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (460 contracts, settlement date December 14, 2011)	(0.30)%	$(1,856,630)	$11,996,800
Cocoa (461 contracts, settlement date March 15, 2012)	(0.24)	(1,500,790)	12,207,280
Cocoa (460 contracts, settlement date May 15, 2012)	(0.23)	(1,416,620)	12,249,800
Coffee (141 contracts, settlement date December 19, 2011)	(0.29)	(1,772,325)	12,103,088
Coffee (140 contracts, settlement date March 20, 2012)	(0.16)	(959,194)	12,182,625
Coffee (139 contracts, settlement date May 18, 2012)	(0.16)	(1,013,662)	12,176,400
Copper (153 contracts, settlement date December 28, 2011)	(0.53)	(3,285,725)	12,056,400
Copper (153 contracts, settlement date March 28, 2012)	(0.49)	(3,014,500)	12,136,725
Copper (153 contracts, settlement date May 29, 2012)	(0.48)	(2,993,737)	12,182,625
Corn (402 contracts, settlement date December 14, 2011)	(0.27)	(1,656,050)	11,909,250
Corn (402 contracts, settlement date March 14, 2012)	(0.39)	(2,421,300)	12,175,575
Corn (401 contracts, settlement date May 14, 2012)	(0.38)	(2,366,725)	12,300,675
Cotton (246 contracts, settlement date December 07, 2011)	(0.16)	(1,012,365)	12,323,370
Cotton (248 contracts, settlement date March 08, 2012)	(0.15)	(919,010)	12,080,080
Cotton (248 contracts, settlement date May 08, 2012)	(0.08)	(498,875)	11,907,720
Florida Orange Juice (922 contracts, settlement date January 10, 2012)	(0.20)	(1,224,382)	20,475,315
Florida Orange Juice (473 contracts, settlement date March 12, 2012)	(0.13)	(803,932)	10,550,265
Florida Orange Juice (241 contracts, settlement date May 10, 2012)	(0.05)	(330,758)	5,389,965
Gold (74 contracts, settlement date December 28, 2011)	0.05	302,850	12,005,020
Gold (74 contracts, settlement date February 27, 2012)	0.05	293,020	12,019,080
Gold (75 contracts, settlement date April 26, 2012)	(0.15)	(929,170)	12,192,000
Heating Oil (62 contracts, settlement date November 30, 2011)	(0.13)	(808,954)	7,233,912
Heating Oil (63 contracts, settlement date December 30, 2011)	(0.15)	(955,727)	7,344,238
Heating Oil (63 contracts, settlement date January 31, 2012)	(0.08)	(495,730)	7,305,606
Heating Oil (63 contracts, settlement date February 29, 2012)	(0.08)	(512,098)	7,249,775
Heating Oil (63 contracts, settlement date March 30, 2012)	(0.09)	(557,584)	7,163,780
Lean Hogs (333 contracts, settlement date December 14, 2011)	0.06	347,530	11,694,960
Lean Hogs (333 contracts, settlement date February 14, 2012)	0.08	465,300	12,197,790
Lean Hogs (332 contracts, settlement date April 16, 2012)	0.06	393,160	12,416,800
Light, Sweet Crude Oil (91 contracts, settlement date November 18, 2011)	(0.21)	(1,307,200)	7,219,030
Light, Sweet Crude Oil (91 contracts, settlement date December 20, 2011)	(0.23)	(1,398,750)	7,230,860
Light, Sweet Crude Oil (91 contracts, settlement date January 20, 2012)	(0.12)	(714,760)	7,243,600
Light, Sweet Crude Oil (90 contracts, settlement date February 21, 2012)	(0.12)	(720,550)	7,182,000
Light, Sweet Crude Oil (91 contracts, settlement date March 20, 2012)	(0.12)	(746,270)	7,281,820
Live Cattle (242 contracts, settlement date December 30, 2011)	0.02	131,090	11,872,520
Live Cattle (244 contracts, settlement date February 29, 2012)	0.07	442,570	12,117,040
Live Cattle (243 contracts, settlement date April 30, 2012)	(0.01)	(43,650)	12,303,090
Natural Gas (177 contracts, settlement date November 28, 2011)	(0.20)	(1,235,260)	7,012,740
Natural Gas (178 contracts, settlement date December 28, 2011)	(0.20)	(1,265,040)	7,338,940
Natural Gas (178 contracts, settlement date January 27, 2012)	(0.10)	(640,900)	7,372,760
Natural Gas (178 contracts, settlement date February 27, 2012)	(0.10)	(638,090)	7,315,800
Natural Gas (178 contracts, settlement date March 28, 2012)	(0.10)	(593,700)	7,292,660
Platinum (238 contracts, settlement date January 27, 2012)	(0.44)	(2,692,205)	18,130,840
Platinum (238 contracts, settlement date April 26, 2012)	(0.55)	(3,330,585)	18,182,010
Silver (80 contracts, settlement date December 28, 2011)	(0.42)	(2,567,775)	12,033,200
Silver (80 contracts, settlement date March 28, 2012)	(0.49)	(3,009,945)	12,049,600
Silver (81 contracts, settlement date May 29, 2012)	(0.49)	(3,058,235)	12,206,295
Soybean (202 contracts, settlement date January 13, 2012)	(0.32)	(1,959,725)	12,013,950
Soybean (203 contracts, settlement date March 14, 2012)	(0.27)	(1,645,587)	12,162,238
Soybean (203 contracts, settlement date May 14, 2012)	(0.26)	(1,592,700)	12,225,675
Sugar (654 contracts, settlement date February 29, 2012)	(0.09)	(553,538)	18,524,419
Sugar (651 contracts, settlement date April 30, 2012)	(0.15)	(927,629)	17,936,352
Wheat (378 contracts, settlement date December 14, 2011)	(0.39)	(2,429,550)	11,514,825
Wheat (377 contracts, settlement date March 14, 2012)	(0.38)	(2,366,337)	12,186,525
Wheat (378 contracts, settlement date May 14, 2012)	(0.36)	(2,248,350)	12,634,650

Net Unrealized Depreciation on Futures Contracts	(11.10)%	$(68,616,654)	$617,810,358

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2010

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.09% due January 13, 2011	33.68%	$179,998,380	$180,000,000
U.S. Treasury Bills, 0.12% due February 03, 2011	11.23	59,995,500	60,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	1.87	9,998,620	10,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	3.74	19,996,760	20,000,000
U.S. Treasury Bills, 0.15% due March 10, 2011	9.36	49,989,000	50,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	28.06	149,961,600	150,000,000

Total U.S. Treasury Obligations (cost $469,919,567)	87.94%	$469,939,860	$470,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation on Futures Contracts
Cocoa (344 contracts, settlement date March 16, 2011)	0.12%	$636,750	$10,440,400
Cocoa (343 contracts, settlement date May 13, 2011)	0.11	606,950	10,468,360
Cocoa (344 contracts, settlement date July 14, 2011)	0.13	682,981	10,540,160
Coffee (116 contracts, settlement date March 21, 2011)	0.40	2,127,581	10,461,750
Coffee (116 contracts, settlement date May 18, 2011)	0.40	2,152,463	10,518,300
Coffee (116 contracts, settlement date July 19, 2011)	0.27	1,460,111	10,468,275
Copper (94 contracts, settlement date March 29, 2011)	0.36	1,927,650	10,450,450
Copper (94 contracts, settlement date May 26, 2011)	0.39	2,061,488	10,432,825
Copper (95 contracts, settlement date July 27, 2011)	0.20	1,078,225	10,504,625
Corn (330 contracts, settlement date March 14, 2011)	0.36	1,945,850	10,378,500
Corn (330 contracts, settlement date May 13, 2011)	0.36	1,927,875	10,502,250
Corn (330 contracts, settlement date July 14, 2011)	0.20	1,068,200	10,560,000
Cotton (154 contracts, settlement date March 09, 2011)	0.43	2,294,524	11,150,370
Cotton (151 contracts, settlement date May 06, 2011)	0.34	1,802,070	10,389,555
Cotton (152 contracts, settlement date July 07, 2011)	0.12	644,704	9,826,800
Florida Orange Juice (427 contracts, settlement date March 11, 2011)	0.13	699,810	10,475,378
Florida Orange Juice (422 contracts, settlement date May 10, 2011)	0.06	295,988	10,450,830
Florida Orange Juice (420 contracts, settlement date July 11, 2011)	0.10	537,300	10,480,050
Gold (74 contracts, settlement date February 24, 2011)	0.17	914,920	10,518,360
Gold (73 contracts, settlement date April 27, 2011)	0.18	970,160	10,392,280
Gold (73 contracts, settlement date June 28, 2011)	0.05	239,600	10,407,610
Heating Oil (58 contracts, settlement date January 31, 2011)	0.13	684,037	6,193,286
Heating Oil (58 contracts, settlement date February 28, 2011)	0.13	677,783	6,208,146
Heating Oil (59 contracts, settlement date March 31, 2011)	0.14	730,666	6,305,023
Heating Oil (59 contracts, settlement date April 29, 2011)	0.07	378,487	6,295,111
Heating Oil (59 contracts, settlement date May 31, 2011)	0.07	378,420	6,302,793
Lean Hogs (225 contracts, settlement date February 14, 2011)	0.08	405,900	7,177,500
Lean Hogs (225 contracts, settlement date April 14, 2011)	0.09	486,320	7,548,750
Lean Hogs (225 contracts, settlement date June 14, 2011)	0.09	457,720	8,374,500
Lean Hogs (226 contracts, settlement date July 15, 2011)	0.08	444,060	8,357,480
Light, Sweet Crude Oil (67 contracts, settlement date January 20, 2011)	0.11	605,960	6,122,460
Light, Sweet Crude Oil (68 contracts, settlement date February 22, 2011)	0.12	655,440	6,270,960
Light, Sweet Crude Oil (68 contracts, settlement date March 22, 2011)	0.13	710,820	6,317,880
Light, Sweet Crude Oil (68 contracts, settlement date April 19, 2011)	0.07	378,669	6,351,880
Light, Sweet Crude Oil (67 contracts, settlement date May 20, 2011)	0.07	387,900	6,283,260
Live Cattle (238 contracts, settlement date February 28, 2011)	0.16	842,540	10,314,920
Live Cattle (237 contracts, settlement date April 29, 2011)	0.16	840,320	10,636,560
Live Cattle (239 contracts, settlement date June 30, 2011)	0.08	448,240	10,446,690
Natural Gas (142 contracts, settlement date January 27, 2011)	0.02	125,030	6,255,100
Natural Gas (142 contracts, settlement date February 24, 2011)	0.03	184,880	6,279,240
Natural Gas (142 contracts, settlement date March 29, 2011)	0.03	185,310	6,249,420
Natural Gas (142 contracts, settlement date April 27, 2011)	0.09	484,577	6,296,280
Natural Gas (142 contracts, settlement date May 26, 2011)	0.09	463,960	6,354,500
Platinum (176 contracts, settlement date April 27, 2011)	0.24	1,277,895	15,648,160
Platinum (177 contracts, settlement date July 27, 2011)	0.12	628,240	15,779,550
Silver (68 contracts, settlement date March 29, 2011)	0.52	2,776,085	10,518,580
Silver (67 contracts, settlement date May 26, 2011)	0.59	3,152,680	10,381,985
Silver (67 contracts, settlement date July 27, 2011)	0.23	1,242,865	10,398,400
Soybean (148 contracts, settlement date March 14, 2011)	0.38	2,043,188	10,382,200
Soybean (149 contracts, settlement date May 13, 2011)	0.40	2,149,688	10,497,050
Soybean (149 contracts, settlement date July 14, 2011)	0.15	776,537	10,515,675
Sugar (320 contracts, settlement date February 28, 2011)	0.38	2,021,544	11,511,808
Sugar (320 contracts, settlement date April 29, 2011)	0.33	1,767,517	10,508,288
Sugar (321 contracts, settlement date June 30, 2011)	0.26	1,368,442	9,419,424
Wheat (256 contracts, settlement date March 14, 2011)	0.12	657,400	10,166,400
Wheat (258 contracts, settlement date May 13, 2011)	0.17	891,337	10,587,675
Wheat (257 contracts, settlement date July 14, 2011)	0.16	854,025	10,691,200

Net Unrealized Appreciation on Futures Contracts	10.97%	$58,639,682	$533,765,262

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended September 30, 2011 and 2010
and Nine Months Ended September 30, 2011 and 2010

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$8,112	$78,508	$315,212	$175,675

Expenses
Management fee to related party	1,541,729	595,747	4,580,065	1,620,799
Brokerage commissions and fees	377,372	168,211	1,235,255	457,638

Total expenses	1,919,101	763,958	5,815,320	2,078,437

Net Investment Loss	(1,910,989)	(685,450)	(5,500,108)	(1,902,762)

Realized and Net Change in Unrealized (Loss) Gain on Investments and Futures Contracts
Realized (Loss) Gain on
Investments	—	—	—	(403)
Futures Contracts	(25,287,264)	13,402,076	71,611,757	12,397,781

Net Realized (Loss) Gain	(25,287,264)	13,402,076	71,611,757	12,397,378

Net Change in Unrealized (Loss) Gain on
Investments	(6,170)	8,196	(19,543)	(284)
Futures Contracts	(39,422,299)	20,800,285	(127,256,336)	9,261,562

Net Change in Unrealized (Loss) Gain	(39,428,469)	20,808,481	(127,275,879)	9,261,278

Net Realized and Unrealized (Loss) Gain on Investments and Future Contracts	(64,715,733)	34,210,557	(55,664,122)	21,658,656

Net (Loss) Gain	$(66,626,722)	$33,525,107	$(61,164,230)	$19,755,894

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2011

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Earnings	Equity	Units	Amount	Earnings	Equity	Equity
Balance at December 31, 2010	50	$1,500	$144	$1,644	16,250,000	$428,801,695	$105,559,716	$534,361,411	$534,363,055
Creation of Limited Units	—	—	—	—	9,700,000	335,388,859	—	335,388,859	335,388,859
Redemption of Limited Units	—	—	—	—	(5,650,000)	(190,195,629)	—	(190,195,629)	(190,195,629)
Net Loss:
Net Investment Loss	—	—	(13)	(13)	—	—	(5,500,095)	(5,500,095)	(5,500,108)
Net Realized Gain on Investments and Futures Contracts	—	—	176	176	—	—	71,611,581	71,611,581	71,611,757
Net Change in Unrealized Loss on Investments and Futures Contracts	—	—	(284)	(284)	—	—	(127,275,595)	(127,275,595)	(127,275,879)

Net Loss	—	—	(121)	(121)	—	—	(61,164,109)	(61,164,109)	(61,164,230)

Balance at September 30, 2011	50	$1,500	$23	$1,523	20,300,000	$573,994,925	$44,395,607	$618,390,532	$618,392,055

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010

	2011	2010
Cash flow from operating activities:
Net (Loss) Gain	$(61,164,230)	$19,755,894
Adjustments to reconcile net (loss) gain to net cash used for operating activities:
Purchase of investment securities	(1,584,744,181)	(689,779,460)
Proceeds from sales of investment securities	1,465,000,000	534,997,503
Net accretion of discount	(315,212)	(175,675)
Net realized gain on investment securities	—	403
Unrealized depreciation (appreciation) on investments	127,275,879	(9,261,278)
Increase in capital shares payable	9,138,309	—
Increase in accrued expenses	838,009	226,772

Net cash provided by (used for) operating activities	(43,971,426)	(144,235,841)

Cash flows from financing activities:
Proceeds from creation of Limited Units	335,388,859	106,889,833
Redemption of Limited Units	(190,195,629)	(43,750,891)

Net cash provided by financing activities	145,193,230	63,138,942

Net change in cash	101,221,804	(81,096,899)
Cash held by broker at beginning of period	6,487,519	97,250,587

Cash held by broker at end of period	$107,709,323	$16,153,688

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Consolidated Statements of Financial Condition
September 30, 2011 (unaudited) and December 31, 2010

	September 30,
	2011	December 31,
	(unaudited)	2010
Assets
Equity in broker trading accounts:
Short-term investments (cost $589,978,960 and $469,919,567 as of September 30, 2011 and December 31, 2010, respectively)	$589,979,710	$469,939,860
Cash held by broker	107,709,323	6,487,519
Net unrealized (depreciation) appreciation on futures contracts	(68,616,654)	58,639,682

Total assets	$629,072,379	$535,067,061

Liabilities and shareholders’ equity
Capital shares payable	$9,138,309	$—
Management fee payable to related party	496,429	352,427
Broker fee payable	1,045,586	351,579

Total liabilities	10,680,324	704,006

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Retained earnings	23	144

Total General Units	1,523	1,644

Limited Units:
Paid in capital - 20,300,000 and 16,250,000 redeemable units issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	573,994,925	428,801,695
Retained earnings	44,395,607	105,559,716

Total Limited Units	618,390,532	534,361,411

Total shareholders’ equity	618,392,055	534,363,055

Total liabilities and shareholders’ equity	$629,072,379	$535,067,061

Net asset value per share

General Units	$30.46	$32.88

Limited Units	$30.46	$32.88
See accompanying notes to unaudited financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Consolidated Schedule of Investments
September 30, 2011

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.03% due December 08, 2011	3.24%	$19,999,660	$20,000,000
U.S. Treasury Bills, 0.02% due December 29, 2011	92.17	569,980,050	570,000,000

Total U.S. Treasury Obligations (cost $589,978,960)	95.41%	$589,979,710	$590,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (460 contracts, settlement date December 14, 2011)	(0.30)%	$(1,856,630)	$11,996,800
Cocoa (461 contracts, settlement date March 15, 2012)	(0.24)	(1,500,790)	12,207,280
Cocoa (460 contracts, settlement date May 15, 2012)	(0.23)	(1,416,620)	12,249,800
Coffee (141 contracts, settlement date December 19, 2011)	(0.29)	(1,772,325)	12,103,088
Coffee (140 contracts, settlement date March 20, 2012)	(0.16)	(959,194)	12,182,625
Coffee (139 contracts, settlement date May 18, 2012)	(0.16)	(1,013,662)	12,176,400
Copper (153 contracts, settlement date December 28, 2011)	(0.53)	(3,285,725)	12,056,400
Copper (153 contracts, settlement date March 28, 2012)	(0.49)	(3,014,500)	12,136,725
Copper (153 contracts, settlement date May 29, 2012)	(0.48)	(2,993,737)	12,182,625
Corn (402 contracts, settlement date December 14, 2011)	(0.27)	(1,656,050)	11,909,250
Corn (402 contracts, settlement date March 14, 2012)	(0.39)	(2,421,300)	12,175,575
Corn (401 contracts, settlement date May 14, 2012)	(0.38)	(2,366,725)	12,300,675
Cotton (246 contracts, settlement date December 07, 2011)	(0.16)	(1,012,365)	12,323,370
Cotton (248 contracts, settlement date March 08, 2012)	(0.15)	(919,010)	12,080,080
Cotton (248 contracts, settlement date May 08, 2012)	(0.08)	(498,875)	11,907,720
Florida Orange Juice (922 contracts, settlement date January 10, 2012)	(0.20)	(1,224,382)	20,475,315
Florida Orange Juice (473 contracts, settlement date March 12, 2012)	(0.13)	(803,932)	10,550,265
Florida Orange Juice (241 contracts, settlement date May 10, 2012)	(0.05)	(330,758)	5,389,965
Gold (74 contracts, settlement date December 28, 2011)	0.05	302,850	12,005,020
Gold (74 contracts, settlement date February 27, 2012)	0.05	293,020	12,019,080
Gold (75 contracts, settlement date April 26, 2012)	(0.15)	(929,170)	12,192,000
Heating Oil (62 contracts, settlement date November 30, 2011)	(0.13)	(808,954)	7,233,912
Heating Oil (63 contracts, settlement date December 30, 2011)	(0.15)	(955,727)	7,344,238
Heating Oil (63 contracts, settlement date January 31, 2012)	(0.08)	(495,730)	7,305,606
Heating Oil (63 contracts, settlement date February 29, 2012)	(0.08)	(512,098)	7,249,775
Heating Oil (63 contracts, settlement date March 30, 2012)	(0.09)	(557,584)	7,163,780
Lean Hogs (333 contracts, settlement date December 14, 2011)	0.06	347,530	11,694,960
Lean Hogs (333 contracts, settlement date February 14, 2012)	0.08	465,300	12,197,790
Lean Hogs (332 contracts, settlement date April 16, 2012)	0.06	393,160	12,416,800
Light, Sweet Crude Oil (91 contracts, settlement date November 18, 2011)	(0.21)	(1,307,200)	7,219,030
Light, Sweet Crude Oil (91 contracts, settlement date December 20, 2011)	(0.23)	(1,398,750)	7,230,860
Light, Sweet Crude Oil (91 contracts, settlement date January 20, 2012)	(0.12)	(714,760)	7,243,600
Light, Sweet Crude Oil (90 contracts, settlement date February 21, 2012)	(0.12)	(720,550)	7,182,000
Light, Sweet Crude Oil (91 contracts, settlement date March 20, 2012)	(0.12)	(746,270)	7,281,820
Live Cattle (242 contracts, settlement date December 30, 2011)	0.02	131,090	11,872,520
Live Cattle (244 contracts, settlement date February 29, 2012)	0.07	442,570	12,117,040
Live Cattle (243 contracts, settlement date April 30, 2012)	(0.01)	(43,650)	12,303,090
Natural Gas (177 contracts, settlement date November 28, 2011)	(0.20)	(1,235,260)	7,012,740
Natural Gas (178 contracts, settlement date December 28, 2011)	(0.20)	(1,265,040)	7,338,940
Natural Gas (178 contracts, settlement date January 27, 2012)	(0.10)	(640,900)	7,372,760
Natural Gas (178 contracts, settlement date February 27, 2012)	(0.10)	(638,090)	7,315,800
Natural Gas (178 contracts, settlement date March 28, 2012)	(0.10)	(593,700)	7,292,660
Platinum (238 contracts, settlement date January 27, 2012)	(0.44)	(2,692,205)	18,130,840
Platinum (238 contracts, settlement date April 26, 2012)	(0.55)	(3,330,585)	18,182,010
Silver (80 contracts, settlement date December 28, 2011)	(0.42)	(2,567,775)	12,033,200
Silver (80 contracts, settlement date March 28, 2012)	(0.49)	(3,009,945)	12,049,600
Silver (81 contracts, settlement date May 29, 2012)	(0.49)	(3,058,235)	12,206,295
Soybean (202 contracts, settlement date January 13, 2012)	(0.32)	(1,959,725)	12,013,950
Soybean (203 contracts, settlement date March 14, 2012)	(0.27)	(1,645,587)	12,162,238
Soybean (203 contracts, settlement date May 14, 2012)	(0.26)	(1,592,700)	12,225,675
Sugar (654 contracts, settlement date February 29, 2012)	(0.09)	(553,538)	18,524,419
Sugar (651 contracts, settlement date April 30, 2012)	(0.15)	(927,629)	17,936,352
Wheat (378 contracts, settlement date December 14, 2011)	(0.39)	(2,429,550)	11,514,825
Wheat (377 contracts, settlement date March 14, 2012)	(0.38)	(2,366,337)	12,186,525
Wheat (378 contracts, settlement date May 14, 2012)	(0.36)	(2,248,350)	12,634,650

Net Unrealized Depreciation on Futures Contracts	(11.10)%	$(68,616,654)	$617,810,358

See accompanying notes to unaudited financial statements

GreenHaven Continuous Commodity Index Master Fund
Consolidated Schedule of Investments
December 31, 2010

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.09% due January 13, 2011	33.68%	$179,998,380	$180,000,000
U.S. Treasury Bills, 0.12% due February 03, 2011	11.23	59,995,500	60,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	1.87	9,998,620	10,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	3.74	19,996,760	20,000,000
U.S. Treasury Bills, 0.15% due March 10, 2011	9.36	49,989,000	50,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	28.06	149,961,600	150,000,000

Total U.S. Treasury Obligations (cost $469,919,567)	87.94%	$469,939,860	$470,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation on Futures Contracts
Cocoa (344 contracts, settlement date March 16, 2011)	0.12%	$636,750	$10,440,400
Cocoa (343 contracts, settlement date May 13, 2011)	0.11	606,950	10,468,360
Cocoa (344 contracts, settlement date July 14, 2011)	0.13	682,981	10,540,160
Coffee (116 contracts, settlement date March 21, 2011)	0.40	2,127,581	10,461,750
Coffee (116 contracts, settlement date May 18, 2011)	0.40	2,152,463	10,518,300
Coffee (116 contracts, settlement date July 19, 2011)	0.27	1,460,111	10,468,275
Copper (94 contracts, settlement date March 29, 2011)	0.36	1,927,650	10,450,450
Copper (94 contracts, settlement date May 26, 2011)	0.39	2,061,488	10,432,825
Copper (95 contracts, settlement date July 27, 2011)	0.20	1,078,225	10,504,625
Corn (330 contracts, settlement date March 14, 2011)	0.36	1,945,850	10,378,500
Corn (330 contracts, settlement date May 13, 2011)	0.36	1,927,875	10,502,250
Corn (330 contracts, settlement date July 14, 2011)	0.20	1,068,200	10,560,000
Cotton (154 contracts, settlement date March 09, 2011)	0.43	2,294,524	11,150,370
Cotton (151 contracts, settlement date May 06, 2011)	0.34	1,802,070	10,389,555
Cotton (152 contracts, settlement date July 07, 2011)	0.12	644,704	9,826,800
Florida Orange Juice (427 contracts, settlement date March 11, 2011)	0.13	699,810	10,475,378
Florida Orange Juice (422 contracts, settlement date May 10, 2011)	0.06	295,988	10,450,830
Florida Orange Juice (420 contracts, settlement date July 11, 2011)	0.10	537,300	10,480,050
Gold (74 contracts, settlement date February 24, 2011)	0.17	914,920	10,518,360
Gold (73 contracts, settlement date April 27, 2011)	0.18	970,160	10,392,280
Gold (73 contracts, settlement date June 28, 2011)	0.05	239,600	10,407,610
Heating Oil (58 contracts, settlement date January 31, 2011)	0.13	684,037	6,193,286
Heating Oil (58 contracts, settlement date February 28, 2011)	0.13	677,783	6,208,146
Heating Oil (59 contracts, settlement date March 31, 2011)	0.14	730,666	6,305,023
Heating Oil (59 contracts, settlement date April 29, 2011)	0.07	378,487	6,295,111
Heating Oil (59 contracts, settlement date May 31, 2011)	0.07	378,420	6,302,793
Lean Hogs (225 contracts, settlement date February 14, 2011)	0.08	405,900	7,177,500
Lean Hogs (225 contracts, settlement date April 14, 2011)	0.09	486,320	7,548,750
Lean Hogs (225 contracts, settlement date June 14, 2011)	0.09	457,720	8,374,500
Lean Hogs (226 contracts, settlement date July 15, 2011)	0.08	444,060	8,357,480
Light, Sweet Crude Oil (67 contracts, settlement date January 20, 2011)	0.11	605,960	6,122,460
Light, Sweet Crude Oil (68 contracts, settlement date February 22, 2011)	0.12	655,440	6,270,960
Light, Sweet Crude Oil (68 contracts, settlement date March 22, 2011)	0.13	710,820	6,317,880
Light, Sweet Crude Oil (68 contracts, settlement date April 19, 2011)	0.07	378,669	6,351,880
Light, Sweet Crude Oil (67 contracts, settlement date May 20, 2011)	0.07	387,900	6,283,260
Live Cattle (238 contracts, settlement date February 28, 2011)	0.16	842,540	10,314,920
Live Cattle (237 contracts, settlement date April 29, 2011)	0.16	840,320	10,636,560
Live Cattle (239 contracts, settlement date June 30, 2011)	0.08	448,240	10,446,690
Natural Gas (142 contracts, settlement date January 27, 2011)	0.02	125,030	6,255,100
Natural Gas (142 contracts, settlement date February 24, 2011)	0.03	184,880	6,279,240
Natural Gas (142 contracts, settlement date March 29, 2011)	0.03	185,310	6,249,420
Natural Gas (142 contracts, settlement date April 27, 2011)	0.09	484,577	6,296,280
Natural Gas (142 contracts, settlement date May 26, 2011)	0.09	463,960	6,354,500
Platinum (176 contracts, settlement date April 27, 2011)	0.24	1,277,895	15,648,160
Platinum (177 contracts, settlement date July 27, 2011)	0.12	628,240	15,779,550
Silver (68 contracts, settlement date March 29, 2011)	0.52	2,776,085	10,518,580
Silver (67 contracts, settlement date May 26, 2011)	0.59	3,152,680	10,381,985
Silver (67 contracts, settlement date July 27, 2011)	0.23	1,242,865	10,398,400
Soybean (148 contracts, settlement date March 14, 2011)	0.38	2,043,188	10,382,200
Soybean (149 contracts, settlement date May 13, 2011)	0.40	2,149,688	10,497,050
Soybean (149 contracts, settlement date July 14, 2011)	0.15	776,537	10,515,675
Sugar (320 contracts, settlement date February 28, 2011)	0.38	2,021,544	11,511,808
Sugar (320 contracts, settlement date April 29, 2011)	0.33	1,767,517	10,508,288
Sugar (321 contracts, settlement date June 30, 2011)	0.26	1,368,442	9,419,424
Wheat (256 contracts, settlement date March 14, 2011)	0.12	657,400	10,166,400
Wheat (258 contracts, settlement date May 13, 2011)	0.17	891,337	10,587,675
Wheat (257 contracts, settlement date July 14, 2011)	0.16	854,025	10,691,200

Net Unrealized Appreciation on Futures Contracts	10.97%	$58,639,682	$533,765,262

See accompanying notes to unaudited financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended September 30, 2011 and 2010
and Nine Months Ended September 30, 2011 and 2010

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$8,112	$78,508	$315,212	$175,675

Expenses
Management fee to related party	1,541,729	595,747	4,580,065	1,620,799
Brokerage commissions and fees	377,372	168,211	1,235,255	457,638

Total expenses	1,919,101	763,958	5,815,320	2,078,437

Net Investment Loss	(1,910,989)	(685,450)	(5,500,108)	(1,902,762)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized (Loss) Gain on
Investments	—	—	—	(403)
Futures Contracts	(25,287,264)	13,402,076	71,611,757	12,397,781

Net Realized (Loss) Gain	(25,287,264)	13,402,076	71,611,757	12,397,378

Net Change in Unrealized (Loss) Gain on
Investments	(6,170)	8,196	(19,543)	(284)
Futures Contracts	(39,422,299)	20,800,285	(127,256,336)	9,261,562

Net Change in Unrealized (Loss) Gain	(39,428,469)	20,808,481	(127,275,879)	9,261,278

Net Realized and Unrealized (Loss) Gain on Investments and Future Contracts	(64,715,733)	34,210,557	(55,664,122)	21,658,656

Net (Loss) Gain	$(66,626,722)	$33,525,107	$(61,164,230)	$19,755,894

See accompanying notes to unaudited financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2011

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Earnings	Equity	Units	Amount	Earnings	Equity	Equity
Balance at December 31, 2010	50	$1,500	$144	$1,644	16,250,000	$428,801,695	$105,559,716	$534,361,411	$534,363,055
Creation of Limited Units	—	—	—	—	9,700,000	335,388,859	—	335,388,859	335,388,859
Redemption of Limited Units	—	—	—	—	(5,650,000)	(190,195,629)	—	(190,195,629)	(190,195,629)
Net Loss:
Net Investment Loss	—	—	(13)	(13)	—	—	(5,500,095)	(5,500,095)	(5,500,108)
Net Realized Gain on Investments and Futures Contracts	—	—	176	176	—	—	71,611,581	71,611,581	71,611,757
Net Change in Unrealized Loss on Investments and Futures Contracts	—	—	(284)	(284)	—	—	(127,275,595)	(127,275,595)	(127,275,879)

Net Loss	—	—	(121)	(121)	—	—	(61,164,109)	(61,164,109)	(61,164,230)

Balance at September 30, 2011	50	$1,500	$23	$1,523	20,300,000	$573,994,925	$44,395,607	$618,390,532	$618,392,055

See accompanying notes to unaudited financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010

	2011	2010
Cash flow from operating activities:
Net (Loss) Gain	$(61,164,230)	$19,755,894
Adjustments to reconcile net (loss) gain to net cash used for operating activities:
Purchase of investment securities	(1,584,744,181)	(689,779,460)
Proceeds from sales of investment securities	1,465,000,000	534,997,503
Net accretion of discount	(315,212)	(175,675)
Net realized gain on investment securities	—	403
Unrealized depreciation (appreciation) on investments	127,275,879	(9,261,278)
Increase in capital shares payable	9,138,309	—
Increase in accrued expenses	838,009	226,772

Net cash provided by (used for) operating activities	(43,971,426)	(144,235,841)

Cash flows from financing activities:
Proceeds from creation of Limited Units	335,388,859	106,889,833
Redemption of Limited Units	(190,195,629)	(43,750,891)

Net cash provided by financing activities	145,193,230	63,138,942

Net change in cash	101,221,804	(81,096,899)
Cash held by broker at beginning of period	6,487,519	97,250,587

Cash held by broker at end of period	$107,709,323	$16,153,688

See accompanying notes to unaudited financial statements

GreenHaven Continuous Commodity Index Fund and GreenHaven Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
September 30, 2011
(1) Organization
The GreenHaven Continuous Commodity Index Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively as the context requires) was formed as a Delaware statutory trust on October 27, 2006, and GreenHaven Continuous Commodity Index Master Fund (the “Master Fund”), was formed as a Delaware statutory trust on October 27, 2006. The Fund offers common units of beneficial interest (the “Shares”). Upon inception of the Fund, 50 General Units of the Fund were issued to GreenHaven Commodity Services, LLC (the “Managing Owner”) in exchange for a capital contribution of $1,500. The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner.
Shares are purchased from the Fund only by authorized participants in one or more blocks of 50,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities for deposit with the Master Fund’s commodities brokers as margin and other high credit quality short term fixed income securities. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca.
The Index is intended to reflect the performance of certain commodities. The commodities comprising the Index (the “Index Commodities”) are: Corn, Soybeans, Wheat, Live Cattle, Lean Hogs, Gold, Silver, Copper, Cocoa, Coffee, Sugar, Cotton, Orange Juice, Platinum, Crude Oil, Heating Oil, and Natural Gas.
The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each.
The Managing Owner, the Fund and the Master Fund will retain the services of third party service providers to the extent necessary to operate the ongoing operations of the Fund and the Master Fund (see Note (2)).
Unaudited Interim Financial Information
The consolidated financial statements as of September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and 2010 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
(2) Service Providers and Related Party Agreements
(a) “The Trustee” — CSC Trust is the trustee for the Fund and Master Fund. CSC Trust is headquartered in Wilmington, DE.
(b) “The Managing Owner” — GreenHaven Commodity Services, LLC is the managing owner of the Fund and Master Fund and is responsible for the day to day operations of both entities. The Managing Owner charges the Fund a management fee for its services. GreenHaven Commodity Services, LLC is a Delaware limited liability company with operations in Atlanta, GA.

(c) “The Administrator” — The Bank of New York Mellon Corporation has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund and the Master Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator performs or supervises the services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving net asset value calculations, accounting and other fund administrative services. As the Fund’s transfer agent, the Administrator processes additions and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York Mellon Corporation is based in New York, New York.
(d) “The Commodity Broker” — Morgan Stanley & Co. Incorporated (“MS&Co.”) is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. MS&Co. is based in New York, New York.
(e) “The Distributor” — The Managing Owner, on behalf of the Fund and the Master Fund, has appointed ALPS Distributors, Inc., or the Distributor, to assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. The Distributor retains all marketing materials and Basket creation and redemption books and records at c/o ALPS Distributors, Inc., 1290 Broadway, Suite 1100, Denver, CO 80203; Telephone number (303) 623-2577. Investors may contact the Distributor toll-free in the U.S. at (800) 320-2577. The Fund has entered into a Distribution Services Agreement with the Distributor.
The Distributor is affiliated with ALPS Mutual Fund Services, Inc., a Denver-based service provider of administration, fund accounting, transfer agency and shareholder services for mutual funds, closed-end funds and exchange-traded funds.
(f) “The Authorized Participant” — Authorized Participants may create or redeem shares of the Master Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust Company, or DTC, and (3) have entered into a participant agreement with the Fund and the Managing Owner, or a Participant Agreement. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. A list of the current Authorized Participants can be obtained from the Administrator. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Master Unit Baskets by the Fund.
(3) Summary of Significant Accounting Policies
(a) Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of reported income and expenses. Actual results could differ from those estimates.
(b) Cash Held by Broker
The Fund defines cash held by broker to be highly liquid investments, with original maturities of three months or less when acquired. MS&Co allows the Fund to apply its Treasury Bill portfolio towards its initial margin requirement for the Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and Treasury bill positions are held in segregated accounts at MS&Co and are not insured by the Federal Deposit Insurance Corporation.
(c) United States Treasury Obligations
The Master Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Master Fund holds United States Treasury Obligations for deposit with the Master Fund’s commodity broker as margin for trading and holding against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.
(d) Income Taxes
The Fund accounts for uncertainty in income taxes pursuant to the applicable accounting standard, which provides measurement, presentation and disclosure guidance related to uncertain tax positions. The guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this topic, the Fund may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Fund’s reassessment of its tax positions did not have a material impact on the Fund’s financial condition, results of operations or liquidity.
The Fund and Master Fund are classified as a grantor trust and a partnership respectively, for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund is subject to U.S. federal, state, or local income taxes. Accordingly, no provision for federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.
(e) Futures Contracts
The Master Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the consolidated statement of financial condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accord with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note 4 — Fair Value Measurements)
However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.
(f) Basis of Presentation & Consolidation
100% of the capital raised by the Fund is used to purchase common units of beneficial interest of the Master Fund. The financial statement balances of the Master Fund are consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions are eliminated. Separate financial statements of the Master Fund are presented to comply with SEC reporting requirements as the Master Fund is a separate SEC registrant.
(g) Recently Issued Accounting Standards
The Fund follows recent disclosure guidance, clarifying existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements were effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reallocations which were effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The disclosures required by this guidance are reflected in Note 4.
Effective with the first quarter of fiscal year 2012, the Fund will be required to follow recent disclosure guidance which includes common requirements for measurement of and disclosure about fair value. The new guidance requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the guidance will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. Management is currently evaluating the implications of this guidance and its impact on the financial statements, but does not expect the new guidance to have an effect on the actual measurements to be reported.
(h) Subsequent Events
For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, September 30, 2011 and when the financial statements were issued.
During that period, 100,000 Limited Shares were created and 1,200,000 Limited Shares were redeemed resulting in 19,200,000 Limited Shares outstanding.
Other than these events, the evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.
(4) Fair Value Measurements
The existing guidance for fair value measurements establishes the authoritative definition for fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:
Level 1 — quoted prices in active markets for identical securities
Level 2 —other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of September 30, 2011, classified according to the levels used to value them, are as follows:

	Quoted Prices in	Other Significant	Significant
	Active Market	Observable Inputs	Unobservable Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Totals

U.S. Treasuries	$—	$589,979,710	$—	$589,979,710
Futures Contracts	(68,616,654)	—	—	(68,616,654)

Total	$(68,616,654)	$589,979,710	$—	$521,363,056

There were no transfers between Level 1 and Level 2 for the Fund during the nine months ended September 30, 2011. The Fund did not hold any Level 3 securities during the nine months ended September 30, 2011.
A summary of the Fund’s assets and liabilities at fair value as of December 31, 2010, classified according to the levels used to value them, are as follows:

	Quoted Prices in	Other Significant	Significant
	Active Market	Observable Inputs	Unobservable Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Totals

U.S. Treasuries	$—	$469,939,860	$—	$469,939,860
Futures Contracts	58,639,682	—	—	58,639,682

Total	$58,639,682	$469,939,860	$—	$528,579,542

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2010. The Fund did not hold any Level 3 securities during the year ended December 31, 2010.
As discussed in Note 3(g) effective in the first quarter of fiscal 2012, revised disclosures will be required to follow recent disclosure guidance which includes common requirements for measurement of and disclosure about fair value.
(5) Derivative Instruments and Hedging Activities
The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of September 30, 2011, the Funds were invested in futures contracts.
At September 30, 2011, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*

Futures Contracts	$(68,616,654)	$—	$(68,616,654)

*	Fair values of derivative instruments include variation margins receivable/payable for futures contracts.
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the nine months ended September 30, 2011:

		Net Change in
	Realized Gain on	Unrealized Gain on
Derivative Instruments	Derivative Instruments	Derivative Instruments

Futures Contracts	$71,611,757	$(127,256,336)
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended September 30, 2011:

		Net Change in
	Realized Gain on	Unrealized Gain on
Derivative Instruments	Derivative Instruments	Derivative Instruments

Futures Contracts	$(25,287,264)	$(39,422,299)
At December 31, 2010, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*

Futures Contracts	$58,639,682	$—	$58,639,682

*	Fair values of derivative instruments include variation margin receivable/payable for futures contracts.
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the nine months ended September 30, 2010:

		Net Change in
	Realized Loss on	Unrealized Loss on
Derivative Instruments	Derivative Instruments	Derivative Instruments

Futures Contracts	$12,397,781	$9,261,562
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended September 30, 2010:

		Net Change in
	Realized Loss on	Unrealized Gain on
Derivative Instruments	Derivative Instruments	Derivative Instruments

Futures Contracts	$13,402,076	$20,800,285
(6) Financial Instrument Risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments to have a reasonable possibility to be settled in cash or through physical delivery. These instruments are traded on an exchange and are standardized contracts.
Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in commodity prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and the Managing Owner was unable to offset such positions, the Fund could experience substantial losses.
Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of assets and liabilities and not represented by the contract or notional amounts of the instruments.
The Fund and the Master Fund have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business.
(7) Share Purchases and Redemptions
(a) Purchases
Shares may be purchased from the Fund only by certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 50,000 Shares, called Baskets. The Fund will issue Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 50,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

(b) Redemptions
On any business day, an Authorized Participant may place an order with the Distributor to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Distributor receives a valid redemption order is the redemption order date. The redemption procedures allow only Authorized Participants to purchase and redeem Baskets. Individual Shareholders may not redeem Shares directly from the Fund.
By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption distribution, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the redemption order.
The redemption distribution from the Fund consists of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.
The redemption distribution due from the Fund is delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Administrator receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order shall be canceled. The Administrator is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Administrator and the Managing Owner may from time to time agree upon.
The Distributor may, in its discretion, and will when directed by the Managing Owner, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Distributor will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of the delay. Under the Distribution Services Agreement, the Managing Owner and the Distributor may disclaim any liability for any loss or damage that may result from any such suspension or postponement.
(8) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee is paid by the Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by the Managing Owner, as well as for commodity futures trading advisory services. The management fees incurred for the nine-month period ended September 30, 2011 and 2010 were $4,580,065 and $1,620,799, respectively, and the management fee incurred for the three-months ended September 30, 2011 and 2010 was $1,541,729 and $595,747, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.
(b) Organization and Offering Expenses
Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of the Shares were paid by the Managing Owner.
(c) Brokerage Commissions and Fees
The Managing Owner currently does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Funds are responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.20% of the net asset value of the Master Fund in any year, although the actual amount of such fees and expenses in any year may be greater. Effective August 1, 2011, the Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.20% per annum in the aggregate. Of the amounts so accrued, the Master Fund first pays brokerage fees, and secondly from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s and Master Fund’s routine operational, administrative, and other ordinary expenses paid by the Managing Owner. Prior to August 1, 2011, brokerage commissions and fees were accrued at a rate of 0.24% per annum in aggregate. Prior to August 1, 2011, brokerage commissions and fees did not exceed 0.24% of the net asset value of the Master Fund in any year.
Brokerage commissions and fees are charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the nine-month period ended September 30, 2011 and 2010 were $1,235,255 and $457,638, respectively, and the brokerage commissions and trading fees for the three months ended September 30, 2011 and 2010 were $377,372 and $168,211, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed.
(d) Extraordinary Fees and Expenses
The Master Fund will pay all the extraordinary fees and expenses, if any, of the Fund and the Master Fund. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. There have been no extraordinary fees or expenses since the Fund commenced investment operations on January 23, 2008.
(e) Routine Operational, Administrative and Other Ordinary Expenses
During the continuous offering period the Managing Owner paid all of the routine operational, administrative and other ordinary expenses of the Index Fund and the Master Fund, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, legal fees and expenses, tax preparation expenses, filing fees, fees in connection with fund administration, and printing, mailing and duplication costs. The Managing Owner may be reimbursed for routine operational, administrative and other ordinary expenses. See Note 8 (c) for details of the Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses accrual policy.
(9) Termination
The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as defined in the Prospectus.
(10) Profit and Loss Allocations and Distributions
The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective capital balances of the shareholders.

(11) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Limited Share, beginning of period	$33.59	$24.92	$32.88	$26.22

Net realized and change in unrealized (loss) gain from investments	(3.04)	3.29	(2.16)	2.11
Net investment loss	(0.09)	(0.07)	(0.26)	(0.19)

Net (decrease) increase in net assets from operations	(3.13)	3.22	(2.42)	1.92

Net asset value per Limited Share, end of period	$30.46	$28.14	$30.46	$28.14

Market value per Limited Share, beginning of period	$33.50	$24.93	$32.95	$26.32

Market value per Limited Share, end of period	$30.34	$28.16	$30.34	$28.16

Ratio to average net assets (i)
Net investment loss	(1.06)%	(0.97)%	(1.02)%	(1.00)%
Total expenses	1.06%	1.09%	1.08%	1.09%

Total Return, at net asset value (ii)	(9.32)%	12.92%	(7.36)%	7.32%

Total Return, at market value (ii)	(9.43)%	12.96%	(7.92)%	6.99%

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview / Introduction
The initial offering period for the GreenHaven Continuous Commodity Index Fund (the “Fund”) began and ended on January 23, 2008 during which time 350,000 shares were sold at $30 per share for total proceeds of $10,500,000. The entire proceeds were received by the Fund which then invested them in the Master Fund. Shares were then listed for trading on the American Stock Exchange on January 24, 2008, marking the beginning of the continuous offering period. The ticker symbol of the Fund is GCC.
Performance Summary
There is no performance history prior to the beginning of trading on January 24, 2008. For performance history subsequent to the beginning of trading, see the Results of Operations section below.
Net Asset Value
The Administrator calculates a daily Net Asset Value per share of the Fund, based on closing prices of the underlying futures contracts. The first such calculation was as of market close on January 24, 2008, the first day of trading on the NYSE Arca, formerly the American Stock Exchange. Values of the underlying Index are computed by Thomson Reuters America, LLC, and disseminated by NYSE Arca every fifteen (15) seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.
Critical Accounting Policies
The Fund’s critical accounting policies are as follows:
Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.
The Master Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses. Generally, fair values are based on quoted market closing prices. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.
The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
The Fund values United States Treasury Obligations using broker and dealer quotations. The Fund values commodity futures contracts using the quotations from the futures exchanges where the futures contracts are traded. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.
Liquidity
The Managing Owner knows of no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.
Capital Resources
The Fund had no commitments for capital expenditures as of September 30, 2011. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2011 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Brokers in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.
The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as future net asset values are not known until a future date.

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2011
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception

1/23/2008	$30.00	350,050	$10,501,500	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,083	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,771	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,675	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,189	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,842	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,186	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,583	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,102	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,544	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,587	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,585	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,211	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s Net Asset Value outperformed the Index by 1.39% and 1.02%, respectively.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Introduction
The Fund aims to track the Thomson Reuters Continuous Commodity Index, which consists of seventeen commodities and is rebalanced daily. Due to the rebalancing, the Fund on a given day holds an equal amount of each of the seventeen index components. Thus, the exposure of the Fund to a given component remains over time very close to 1/17, or 5.88%. Unless the Index Owner (Thomson Reuters) changes the construction of the Index, the Fund will maintain the same allocation to the same commodities. The value of the Shares relates directly to the value of the commodity futures and other assets held by the Master Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s portfolio of exchange-traded futures on the Index Commodities. The value of the Shares relate directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodities may fluctuate widely based on many factors. Some of those factors are:
•	changing supply and demand relationships;

•	general economic activities and conditions;

•	weather and other environmental conditions;

•	acts of God;

•	agricultural, fiscal, monetary and exchange control programs and policies of governments;

•	national and international political and economic events and policies;

•	changes in rates of inflation; or

•	the general emotions and psychology of the marketplace, which at times can be volatile and unrelated to other more tangible factors.
In addition to the factors set forth above, each commodity has risks that are inherent in the investment in such commodity.
Metals Commodities: Price movements in futures contracts held by the Master Fund in metals commodities such as gold, silver, platinum and copper are affected by many specific factors. Some of these metal specific factors include, but are not limited to:
•	A change in economic conditions, such as a recession, can adversely affect the price of both industrial and precious metals. An economic downturn may have a negative impact on the usage and demand of metals which may result in a loss for the Master Fund.
•	A sudden shift in political conditions of the world’s leading metal producers may have a negative effect on the global pricing of metals.
•	An increase in the hedging of precious metals may result in the price of precious metals to decline.

•	Changes in global supply and demand for industrial and precious metals.

•	The price and quantity of imports and exports of industrial and precious metals.

•	Technological advances in the processing and mining of industrial and precious metals.
Agricultural Commodities: Price movements in futures contracts held by the Master Fund in agricultural commodities, such as wheat, corn and soybeans, are affected by many factors. Some of these agricultural specific factors include, but are not limited to:
•	Farmer planting decisions, general economic, market and regulatory factors.

•	Weather conditions, including hurricanes, tornadoes, storms and droughts, may have a material adverse effect on crops, live cattle, live hogs and lumber, which may result in significant fluctuations in prices in such commodities.

•	Changes in global supply and demand for agricultural products.

•	The price and quantity of imports and exports of agricultural commodities.

•	Political conditions, including embargoes and war, in or affecting agricultural production, imports and exports.

•	Technological advances in agricultural production.

•	The price and availability of alternative agricultural commodities.
Energy Commodities: Price movements in futures contracts held by the Master Fund in energy commodities, such as crude oil, heating oil and natural gas, are subject to risks due to frequent and often substantial fluctuations in energy commodity prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and the Managing Owner expects this volatility to continue. The markets and prices for energy commodities are affected by many factors. Some of those factors include, but are not limited to:
•	Changes in global supply and demand for oil and natural gas.

•	The price and quantity of imports and exports of oil and natural gas.

•	Political conditions, including embargoes and war, in or affecting other oil producing activities.

•	The level of global oil and natural gas exploration and production.

•	The level of global oil and natural gas inventories, production or pricing.

•	Weather conditions.

•	Technological advances effecting energy consumption.

•	The price and availability of alternative fuels.
None of these factors can be controlled by the Managing Owner. Even if current and correct information as to substantially all factors are known or thought to be known, prices still will not always react as predicted. The profitability of the Fund and the Master Fund will depend on whether the Master Fund’s commodities portfolio increases in value over time. If the value increases, the Fund will only be profitable if such increases exceed the fees and expenses of the Fund. If these values do not increase, the Fund will not be profitable and will incur losses.
Quantitative Forward-looking Statements
Quantifying the Fund’s Trading Risk
The following qualitative disclosures regarding the Fund’s risk exposures — except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.
The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of September 30, 2011 by market sector.

Grains	17.65%	Corn, Soybeans, Wheat
Livestock	11.76%	Hogs, Cattle
Metals	23.53%	Gold, Silver, Platinum, Copper
Energy	17.65%	Crude Oil, Natural Gas, Heating Oil
Softs	29.41%	Coffee, Cocoa, Sugar, Orange Juice, Cotton
Non-Trading Risk
The Fund invests its excess funds in short-term U.S. Treasury bills. These instruments are not coupon-bearing and therefore trade at a discount to their value at maturity. The Fund expects that the market risk of holding these investments is not material.
Qualitative Disclosures Regarding Non-Trading Risk Exposures
The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure controls and procedures
Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures with respect to the Fund were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
The Fund commenced trading on January 24, 2008 and began to exercise its internal control over financial reporting thereafter. The Fund’s investing activity is limited to the purchase and sale of commodity futures contracts and of short-term U.S. Treasury bills. Futures transactions are made through Morgan Stanley, the Commodity Broker, which provides the Fund with statements on a daily basis. The Bank of New York Mellon Corporation, the Fund’s Custodian, reconciles the reports from Morgan Stanley with its own records of Fund transactions. In addition, the Managing Owner each day reconciles its own records with those of Morgan Stanley and the Bank of New York Mellon Corporation.
During the three months ended September 30, 2011, the Fund made no changes to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not Applicable.
Item 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2010, filed March 14, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-138424) was declared effective on December 5, 2007 and updated on February 20, 2008 and April 14, 2009. A new Registration Statement was filed on Form S-1 (Registration No. 333-158421), declared effective on April 24, 2009, and a Post-Effective Amendment to the Registration Statement was filed on May 4, 2010 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. A new Registration Statement was filed on Form S-3 (Registration No. 333-170917) on December 2, 2010 and declared effective on January 14, 2011. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca. The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.
For the three months ended September 30, 2011, 1,250,000 Limited Shares were created for $43,253,968 and 2,800,000 Limited Shares were redeemed for $92,102,903 On September 30, 2011, 20,300,000 Limited Shares of the Fund were outstanding for a market capitalization of $615,902,000, based on that day’s closing price of $30.34 on the NYSE Arca.
(c) There were 2,800,000 Limited Shares redeemed by Authorized Participants during the three months ended September 30, 2011.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Reserved
Item 5. Other Information.
     None.

Item 6. Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith))

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund By: GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle
		Name:	Ashmead Pringle
		Title:	Chief Executive Officer

Dated: November 8, 2011	By:	/s/ Thomas J. Fernandes
		Name:	Thomas J. Fernandes
		Title:	Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund By: GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle
		Name:	Ashmead Pringle
		Title:	Chief Executive Officer

Dated: November 8, 2011	By:	/s/ Thomas J. Fernandes
		Name:	Thomas J. Fernandes
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith))	E-4

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT