Form 10-Q
period 2012-03-31
GreenHaven Continuous Commodity Index Master Fund; GreenHaven Continuous Commodity Index Fund
filed 2012-05-08
CIK 1379527, 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Numbers: 001-33908, 001-33909
GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Registrant)
(Exact name of Registrant as specified in its charter)
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
(Rule 140 Co-Registrant)
(Exact name of Registrant as specified in its charter)

Delaware	26-0151234 26-0151301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services LLC
3340 Peachtree Rd, Suite 1910
Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of outstanding Limited Shares as of March 31, 2012: 21,250,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
QUARTER ENDED MARCH 31, 2012

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
March 31, 2012 (unaudited) and December 31, 2011

	March 31,
	2012	December 31,
	(unaudited)	2011
Assets
Equity in broker trading accounts:
Short-term investments (cost $554,984,201 and $9,999,989 as of March 31, 2012 and December 31, 2011, respectively)	$554,990,840	$9,999,990
Cash held by broker	110,195,659	619,079,494
Net unrealized depreciation on futures contracts	(18,937,797)	(45,001,789)
Total assets	$646,248,702	$584,077,695

Liabilities and shareholders’ equity
Capital shares payable	$-	$1,497,826
Management fee payable to related party	473,738	438,205
Accrued brokerage fees and expenses payable	906,203	983,648
Total liabilities	1,379,941	2,919,679

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Retained earnings (deficit)	17	(2)
Total General Units	1,517	1,498
Limited Units:
Paid in capital -21,250,000 and 19,400,000 redeemable units
issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	607,862,587	549,362,581
Retained earnings	37,004,657	31,793,937

Total Limited Units	644,867,244	581,156,518

Total shareholders’ equity	644,868,761	581,158,016

Total liabilities and shareholders’ equity	$646,248,702	$584,077,695

Net asset value per share

General Units	$30.34	$29.96

Limited Units	$30.35	$29.96

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
March 31, 2012

	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.06% due April 05, 2012	43.42%		$279,999,440	$280,000,000
U.S. Treasury Bills, 0.07% due April 26, 2012	31.01		199,995,600	200,000,000
U.S. Treasury Bills, 0.10% due May 17, 2012	11.63		74,995,800	75,000,000
Total U.S. Treasury Obligations (cost $554,984,201)	86.06%		$554,990,840	$555,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (564 contracts, settlement date May 15, 2012)	(0.09	) %	$(596,110)	$12,515,160
Cocoa (564 contracts, settlement date July 16, 2012)	(0.09)		(552,820)	12,667,440
Cocoa (564 contracts, settlement date September 13, 2012)	0.01		59,780	12,757,680
Coffee (183 contracts, settlement date May 18, 2012)	(0.47)		(3,004,031)	12,520,631
Coffee (182 contracts, settlement date July 19, 2012)	(0.42)		(2,720,456)	12,626,250
Coffee (182 contracts, settlement date September 18, 2012)	(0.30)		(1,949,006)	12,820,762
Copper (132 contracts, settlement date May 29, 2012)	0.14		921,163	12,622,500
Copper (132 contracts, settlement date July 27, 2012)	0.14		930,475	12,650,550
Copper (131 contracts, settlement date September 26, 2012)	(0.02)		(123,350)	12,584,188
Corn (410 contracts, settlement date May 14, 2012)	(0.09)		(576,463)	13,202,000
Corn (410 contracts, settlement date July 13, 2012)	(0.02)		(151,525)	13,186,625
Corn (410 contracts, settlement date September 14, 2012)	(0.09)		(549,713)	11,546,625
Cotton (405 contracts, settlement date May 08, 2012)	(0.01)		(55,360)	18,937,800
Cotton (403 contracts, settlement date July 09, 2012)	(0.02)		(124,580)	18,924,880
FCOJ-A (536 contracts, settlement date May 10, 2012)	(0.18)		(1,186,418)	13,225,800
FCOJ-A (514 contracts, settlement date July 11, 2012)	(0.16)		(1,013,003)	12,451,650
FCOJ-A (513 contracts, settlement date September 10, 2012)	(0.18)		(1,166,700)	12,285,068
Gold (113 contracts, settlement date June 27, 2012)	(0.12)		(786,110)	18,892,470
Gold (113 contracts, settlement date August 29, 2012)	(0.02)		(141,090)	18,919,590
Heating Oil (57 contracts, settlement date April 30, 2012)	0.03		161,780	7,589,219
Heating Oil (57 contracts, settlement date May 31, 2012)	0.04		230,320	7,611,484
Heating Oil (57 contracts, settlement date June 29, 2012)	0.06		398,412	7,634,705
Heating Oil (56 contracts, settlement date July 31, 2012)	0.03		164,858	7,521,931
Heating Oil (56 contracts, settlement date August 31, 2012)	0.03		171,016	7,538,866
Lean Hogs (216 contracts, settlement date April 16, 2012)	(0.09)		(583,330)	7,207,920
Lean Hogs (215 contracts, settlement date June 14, 2012)	(0.10)		(655,770)	7,774,400
Lean Hogs (215 contracts, settlement date July 16, 2012)	(0.08)		(485,890)	7,881,900
Lean Hogs (215 contracts, settlement date August 14, 2012)	(0.05)		(330,540)	7,899,100
Lean Hogs (216 contracts, settlement date October 12, 2012)	(0.08)		(501,350)	7,162,560
Light, Sweet Crude Oil (73 contracts, settlement date April 20, 2012)	0.03		218,290	7,520,460
Light, Sweet Crude Oil (73 contracts, settlement date May 22, 2012)	0.04		278,250	7,558,420
Light, Sweet Crude Oil (73 contracts, settlement date June 20, 2012)	0.04		258,550	7,594,190
Light, Sweet Crude Oil (73 contracts, settlement date July 20, 2012)	0.02		163,690	7,621,200
Light, Sweet Crude Oil (72 contracts, settlement date August 21, 2012)	0.02		155,450	7,535,520
Live Cattle (262 contracts, settlement date June 29, 2012)	(0.15)		(986,010)	12,172,520
Live Cattle (262 contracts, settlement date August 31, 2012)	(0.11)		(696,360)	12,541,940
Live Cattle (262 contracts, settlement date October 31, 2012)	(0.11)		(680,030)	13,162,880
Natural Gas (323 contracts, settlement date April 26, 2012)	(0.36)		(2,323,580)	6,866,980
Natural Gas (323 contracts, settlement date May 29, 2012)	(0.32)		(2,091,240)	7,296,570
Natural Gas (323 contracts, settlement date June 27, 2012)	(0.22)		(1,404,190)	7,716,470
Natural Gas (323 contracts, settlement date July 27, 2012)	(0.22)		(1,415,580)	7,949,030
Natural Gas (324 contracts, settlement date August 29, 2012)	(0.21)		(1,350,680)	8,074,080
Platinum (230 contracts, settlement date July 27, 2012)	0.04		283,040	18,907,150
Platinum (230 contracts, settlement date October 29, 2012)	(0.01)		(81,330)	18,949,700
Silver (77 contracts, settlement date May 29, 2012)	0.03		176,790	12,506,340
Silver (78 contracts, settlement date July 27, 2012)	0.02		111,060	12,692,160
Silver (78 contracts, settlement date September 26, 2012)	(0.06)		(392,320)	12,712,050
Soybean (180 contracts, settlement date May 14, 2012)	0.20		1,266,675	12,627,000
Soybean (180 contracts, settlement date July 13, 2012)	0.26		1,650,650	12,674,250
Soybean (180 contracts, settlement date August 14, 2012)	0.25		1,629,938	12,604,500
Sugar (468 contracts, settlement date April 30, 2012)	0.02		141,019	12,951,994
Sugar (468 contracts, settlement date June 29, 2012)	0.03		172,502	12,485,491
Sugar (468 contracts, settlement date September 28, 2012)	0.02		111,205	12,511,699
Wheat (376 contracts, settlement date May 14, 2012)	(0.05)		(293,538)	12,422,100
Wheat (375 contracts, settlement date July 13, 2012)	0.02		134,988	12,637,500
Wheat (373 contracts, settlement date September 14, 2012)	0.04		240,775	12,868,500
Net Unrealized Depreciation on Futures Contracts	(2.94	) %	$(18,937,797)	$644,320,448

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2011

	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bill, 0.00% due January 05, 2012 (cost $9,999,989)	1.72%		$9,999,990	$10,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (535 contracts, settlement date March 15, 2012)	(0.55	) %	$(3,205,990)	$11,283,150
Cocoa (536 contracts, settlement date May 15, 2012)	(0.53)		(3,093,380)	11,422,160
Cocoa (536 contracts, settlement date July 16, 2012)	(0.33)		(1,932,240)	11,513,280
Coffee (133 contracts, settlement date March 20, 2012)	(0.15)		(896,456)	11,314,144
Coffee (132 contracts, settlement date May 18, 2012)	(0.16)		(919,744)	11,367,675
Coffee (132 contracts, settlement date July 19, 2012)	(0.06)		(352,538)	11,493,900
Copper (133 contracts, settlement date March 28, 2012)	(0.10)		(592,150)	11,424,700
Copper (132 contracts, settlement date May 29, 2012)	(0.11)		(608,013)	11,376,750
Copper (132 contracts, settlement date July 27, 2012)	0.01		51,438	11,401,500
Corn (349 contracts, settlement date March 14, 2012)	(0.15)		(862,200)	11,281,425
Corn (349 contracts, settlement date May 14, 2012)	(0.15)		(839,875)	11,425,387
Corn (348 contracts, settlement date July 13, 2012)	0.01		33,125	11,505,750
Cotton (249 contracts, settlement date March 08, 2012)	(0.13)		(726,570)	11,429,100
Cotton (248 contracts, settlement date May 08, 2012)	(0.15)		(851,265)	11,368,320
Cotton (248 contracts, settlement date July 09, 2012)	(0.12)		(721,380)	11,322,440
FCOJ-A (561 contracts, settlement date March 12, 2012)	0.04		257,978	14,221,350
FCOJ-A (486 contracts, settlement date May 10, 2012)	0.15		856,470	12,261,780
FCOJ-A (306 contracts, settlement date July 11, 2012)	(0.01)		(32,880)	7,738,740
Gold (72 contracts, settlement date February 27, 2012)	(0.09)		(527,380)	11,280,960
Gold (72 contracts, settlement date April 26, 2012)	(0.21)		(1,233,460)	11,299,680
Gold (73 contracts, settlement date June 27, 2012)	(0.25)		(1,434,620)	11,472,680
Heating Oil (57 contracts, settlement date January 31, 2012)	(0.02)		(109,389)	6,976,595
Heating Oil (56 contracts, settlement date February 29, 2012)	(0.02)		(101,056)	6,834,677
Heating Oil (56 contracts, settlement date March 30, 2012)	(0.02)		(111,661)	6,789,283
Heating Oil (56 contracts, settlement date April 30, 2012)	(0.09)		(493,088)	6,734,482
Heating Oil (56 contracts, settlement date May 31, 2012)	(0.08)		(488,053)	6,693,557
Lean Hogs (236 contracts, settlement date February 14, 2012)	(0.07)		(384,030)	7,957,920
Lean Hogs (236 contracts, settlement date April 16, 2012)	(0.06)		(325,560)	8,278,880
Lean Hogs (235 contracts, settlement date June 14, 2012)	(0.05)		(275,680)	8,977,000
Lean Hogs (236 contracts, settlement date July 16, 2012)	(0.04)		(210,990)	8,951,480
Light, Sweet Crude Oil (69 contracts, settlement date January 20, 2012)	0.13		727,240	6,819,270
Light, Sweet Crude Oil (69 contracts, settlement date February 21, 2012)	0.13		746,950	6,831,000
Light, Sweet Crude Oil (69 contracts, settlement date March 20, 2012)	0.13		746,560	6,845,490
Light, Sweet Crude Oil (69 contracts, settlement date April 20, 2012)	0.01		82,600	6,859,290
Light, Sweet Crude Oil (68 contracts, settlement date May 22, 2012)	0.02		113,320	6,764,640
Live Cattle (229 contracts, settlement date February 29, 2012)	0.00	*	2,380	11,124,820
Live Cattle (230 contracts, settlement date April 30, 2012)	(0.02)		(131,730)	11,541,400
Live Cattle (230 contracts, settlement date June 29, 2012)	(0.02)		(122,410)	11,460,900
Natural Gas (224 contracts, settlement date January 27, 2012)	(0.40)		(2,315,920)	6,695,360
Natural Gas (224 contracts, settlement date February 27, 2012)	(0.38)		(2,204,450)	6,755,840
Natural Gas (220 contracts, settlement date March 28, 2012)	(0.36)		(2,067,940)	6,773,800
Natural Gas (220 contracts, settlement date April 26, 2012)	(0.20)		(1,188,850)	6,888,200
Natural Gas (219 contracts, settlement date May 29, 2012)	(0.20)		(1,169,040)	6,968,580
Platinum (243 contracts, settlement date April 26, 2012)	(0.43)		(2,468,450)	17,069,535
Platinum (243 contracts, settlement date July 27, 2012)	(0.44)		(2,566,290)	17,124,210
Silver (82 contracts, settlement date March 28, 2012)	(0.35)		(2,055,925)	11,445,150
Silver (81 contracts, settlement date May 29, 2012)	(0.38)		(2,222,650)	11,323,800
Silver (81 contracts, settlement date July 27, 2012)	(0.33)		(1,944,665)	11,338,785
Soybean (186 contracts, settlement date March 14, 2012)	(0.17)		(1,016,225)	11,232,075
Soybean (187 contracts, settlement date May 14, 2012)	(0.16)		(954,425)	11,383,625
Soybean (187 contracts, settlement date July 13, 2012)	0.05		264,900	11,472,450
Sugar (444 contracts, settlement date February 29, 2012)	(0.24)		(1,406,339)	11,586,624
Sugar (444 contracts, settlement date April 30, 2012)	(0.20)		(1,152,122)	11,412,576
Sugar (444 contracts, settlement date June 29, 2012)	(0.09)		(545,496)	11,218,637
Wheat (343 contracts, settlement date March 14, 2012)	(0.20)		(1,133,987)	11,194,662
Wheat (340 contracts, settlement date May 14, 2012)	(0.19)		(1,118,513)	11,411,250
Wheat (340 contracts, settlement date July 13, 2012)	0.04		230,325	11,666,250
Net Unrealized Depreciation on Futures Contracts	(7.74	) %	$(45,001,789)	$580,606,964

* Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended March 31, 2012 and 2011

	2012	2011
Income
Interest Income	$30,714	$187,623

Expenses
Management fee to related party	1,328,067	1,356,513
Brokerage fees and expenses	70,914	383,015
Total expenses	1,398,981	1,739,528
Net Investment Loss	(1,368,267)	(1,551,905)

Realized and Net Change in Unrealized (Loss) Gain on
Investments and Futures Contracts
Realized (Loss) Gain on
Futures Contracts	(19,491,624)	58,715,519
Net Realized (Loss) Gain	(19,491,624)	58,715,519
Net Change in Unrealized Gain (Loss) on
Investments	6,638	6,101
Futures Contracts	26,063,992	(13,902,413)
Net Change in Unrealized Gain (Loss)	26,070,630	(13,896,312)
Net Realized and Unrealized Gain on Investments
and Future Contracts	6,579,006	44,819,207

Net Gain	$5,210,739	$43,267,302

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2012

	General Units				Limited Units			Total

				Total				Total
				General				Limited	Total
	General Units		Retained	Shareholders’	Limited Units		Retained	Shareholders’	Shareholders’
	Units	Amount	Earnings	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2012	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016
Creation of Limited Units	-	-	-	-	2,550,000	80,222,138	-	80,222,138	80,222,138
Redemption of Limited Units	-	-	-	-	(700,000)	(21,722,132)	-	(21,722,132)	(21,722,132)
Net gain:
Net investment loss	-	-	(4)	(4)	-	-	(1,368,263)	(1,368,263)	(1,368,267)
Net realized loss on Futures Contracts	-	-	(49)	(49)	-	-	(19,491,575)	(19,491,575)	(19,491,624)
Net change in unrealized gain on Investments and Futures Contracts	-	-	72	72	-	-	26,070,558	26,070,558	26,070,630
Net gain	-	-	19	19	-	-	5,210,720	5,210,720	5,210,739

Balance at March 31, 2012	50	$1,500	$17	$1,517	21,250,000	$607,862,587	$37,004,657	$644,867,244	$644,868,761

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011

	2012	2011
Cash flow from operating activities:
Net Gain	$5,210,739	$43,267,302
Adjustments to reconcile net gain to net cash used for operating activities:
Purchase of investment securities	(554,953,498)	(674,811,466)
Proceeds from sales of investment securities	10,000,000	470,000,000
Net accretion of discount	(30,714)	(187,623)
Unrealized (appreciation) depreciation on investments	(26,070,630)	13,896,312
(Decrease) in payable (increase) in receivable - capital shares	(1,497,826)	(8,799,438)
(Decrease) increase in accrued expenses	(41,912)	421,991
Net cash (used for) operating activities	(567,383,841)	(156,212,922)

Cash flows from financing activities:
Proceeds from creation of Limited Units	80,222,138	247,842,094
Redemption of Limited Units	(21,722,132)	(7,122,910)
Net cash provided by financing activities	58,500,006	240,719,184

Net change in cash	(508,883,835)	84,506,262
Cash held by broker at beginning of period	619,079,494	6,487,519
Cash held by broker at end of period	$110,195,659	$90,993,781

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
March 31, 2012 (unaudited) and December 31, 2011

	March 31,
	2012	December 31,
	(unaudited)	2011
Assets
Equity in broker trading accounts:
Short-term investments (cost $554,984,201 and $9,999,989 as of March 31, 2012 and December 31, 2011, respectively)	$554,990,840	$9,999,990
Cash held by broker	110,195,659	619,079,494
Net unrealized depreciation on futures contracts	(18,937,797)	(45,001,789)
Total assets	$646,248,702	$584,077,695

Liabilities and shareholders’ equity
Capital shares payable	$-	$1,497,826
Management fee payable to related party	473,738	438,205
Accrued brokerage fees and expenses payable	906,203	983,648
Total liabilities	1,379,941	2,919,679

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Retained earnings (deficit)	17	(2)
Total General Units	1,517	1,498
Limited Units:
Paid in capital -21,250,000 and 19,400,000 redeemable units
issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	607,862,587	549,362,581
Retained earnings	37,004,657	31,793,937

Total Limited Units	644,867,244	581,156,518

Total shareholders’ equity	644,868,761	581,158,016

Total liabilities and shareholders’ equity	$646,248,702	$584,077,695

Net asset value per share

General Units	$30.34	$29.96

Limited Units	$30.35	$29.96

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
March 31, 2012

	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.06% due April 05, 2012	43.42%		$279,999,440	$280,000,000
U.S. Treasury Bills, 0.07% due April 26, 2012	31.01		199,995,600	200,000,000
U.S. Treasury Bills, 0.10% due May 17, 2012	11.63		74,995,800	75,000,000
Total U.S. Treasury Obligations (cost $554,984,201)	86.06%		$554,990,840	$555,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (564 contracts, settlement date May 15, 2012)	(0.09	) %	$(596,110)	$12,515,160
Cocoa (564 contracts, settlement date July 16, 2012)	(0.09)		(552,820)	12,667,440
Cocoa (564 contracts, settlement date September 13, 2012)	0.01		59,780	12,757,680
Coffee (183 contracts, settlement date May 18, 2012)	(0.47)		(3,004,031)	12,520,631
Coffee (182 contracts, settlement date July 19, 2012)	(0.42)		(2,720,456)	12,626,250
Coffee (182 contracts, settlement date September 18, 2012)	(0.30)		(1,949,006)	12,820,762
Copper (132 contracts, settlement date May 29, 2012)	0.14		921,163	12,622,500
Copper (132 contracts, settlement date July 27, 2012)	0.14		930,475	12,650,550
Copper (131 contracts, settlement date September 26, 2012)	(0.02)		(123,350)	12,584,188
Corn (410 contracts, settlement date May 14, 2012)	(0.09)		(576,463)	13,202,000
Corn (410 contracts, settlement date July 13, 2012)	(0.02)		(151,525)	13,186,625
Corn (410 contracts, settlement date September 14, 2012)	(0.09)		(549,713)	11,546,625
Cotton (405 contracts, settlement date May 08, 2012)	(0.01)		(55,360)	18,937,800
Cotton (403 contracts, settlement date July 09, 2012)	(0.02)		(124,580)	18,924,880
FCOJ-A (536 contracts, settlement date May 10, 2012)	(0.18)		(1,186,418)	13,225,800
FCOJ-A (514 contracts, settlement date July 11, 2012)	(0.16)		(1,013,003)	12,451,650
FCOJ-A (513 contracts, settlement date September 10, 2012)	(0.18)		(1,166,700)	12,285,068
Gold (113 contracts, settlement date June 27, 2012)	(0.12)		(786,110)	18,892,470
Gold (113 contracts, settlement date August 29, 2012)	(0.02)		(141,090)	18,919,590
Heating Oil (57 contracts, settlement date April 30, 2012)	0.03		161,780	7,589,219
Heating Oil (57 contracts, settlement date May 31, 2012)	0.04		230,320	7,611,484
Heating Oil (57 contracts, settlement date June 29, 2012)	0.06		398,412	7,634,705
Heating Oil (56 contracts, settlement date July 31, 2012)	0.03		164,858	7,521,931
Heating Oil (56 contracts, settlement date August 31, 2012)	0.03		171,016	7,538,866
Lean Hogs (216 contracts, settlement date April 16, 2012)	(0.09)		(583,330)	7,207,920
Lean Hogs (215 contracts, settlement date June 14, 2012)	(0.10)		(655,770)	7,774,400
Lean Hogs (215 contracts, settlement date July 16, 2012)	(0.08)		(485,890)	7,881,900
Lean Hogs (215 contracts, settlement date August 14, 2012)	(0.05)		(330,540)	7,899,100
Lean Hogs (216 contracts, settlement date October 12, 2012)	(0.08)		(501,350)	7,162,560
Light, Sweet Crude Oil (73 contracts, settlement date April 20, 2012)	0.03		218,290	7,520,460
Light, Sweet Crude Oil (73 contracts, settlement date May 22, 2012)	0.04		278,250	7,558,420
Light, Sweet Crude Oil (73 contracts, settlement date June 20, 2012)	0.04		258,550	7,594,190
Light, Sweet Crude Oil (73 contracts, settlement date July 20, 2012)	0.02		163,690	7,621,200
Light, Sweet Crude Oil (72 contracts, settlement date August 21, 2012)	0.02		155,450	7,535,520
Live Cattle (262 contracts, settlement date June 29, 2012)	(0.15)		(986,010)	12,172,520
Live Cattle (262 contracts, settlement date August 31, 2012)	(0.11)		(696,360)	12,541,940
Live Cattle (262 contracts, settlement date October 31, 2012)	(0.11)		(680,030)	13,162,880
Natural Gas (323 contracts, settlement date April 26, 2012)	(0.36)		(2,323,580)	6,866,980
Natural Gas (323 contracts, settlement date May 29, 2012)	(0.32)		(2,091,240)	7,296,570
Natural Gas (323 contracts, settlement date June 27, 2012)	(0.22)		(1,404,190)	7,716,470
Natural Gas (323 contracts, settlement date July 27, 2012)	(0.22)		(1,415,580)	7,949,030
Natural Gas (324 contracts, settlement date August 29, 2012)	(0.21)		(1,350,680)	8,074,080
Platinum (230 contracts, settlement date July 27, 2012)	0.04		283,040	18,907,150
Platinum (230 contracts, settlement date October 29, 2012)	(0.01)		(81,330)	18,949,700
Silver (77 contracts, settlement date May 29, 2012)	0.03		176,790	12,506,340
Silver (78 contracts, settlement date July 27, 2012)	0.02		111,060	12,692,160
Silver (78 contracts, settlement date September 26, 2012)	(0.06)		(392,320)	12,712,050
Soybean (180 contracts, settlement date May 14, 2012)	0.20		1,266,675	12,627,000
Soybean (180 contracts, settlement date July 13, 2012)	0.26		1,650,650	12,674,250
Soybean (180 contracts, settlement date August 14, 2012)	0.25		1,629,938	12,604,500
Sugar (468 contracts, settlement date April 30, 2012)	0.02		141,019	12,951,994
Sugar (468 contracts, settlement date June 29, 2012)	0.03		172,502	12,485,491
Sugar (468 contracts, settlement date September 28, 2012)	0.02		111,205	12,511,699
Wheat (376 contracts, settlement date May 14, 2012)	(0.05)		(293,538)	12,422,100
Wheat (375 contracts, settlement date July 13, 2012)	0.02		134,988	12,637,500
Wheat (373 contracts, settlement date September 14, 2012)	0.04		240,775	12,868,500
Net Unrealized Depreciation on Futures Contracts	(2.94	) %	$(18,937,797)	$644,320,448

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Schedule of Investments
December 31, 2011

	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bill, 0.00% due January 05, 2012 (cost $9,999,989)	1.72%		$9,999,990	$10,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (535 contracts, settlement date March 15, 2012)	(0.55	) %	$(3,205,990)	$11,283,150
Cocoa (536 contracts, settlement date May 15, 2012)	(0.53)		(3,093,380)	11,422,160
Cocoa (536 contracts, settlement date July 16, 2012)	(0.33)		(1,932,240)	11,513,280
Coffee (133 contracts, settlement date March 20, 2012)	(0.15)		(896,456)	11,314,144
Coffee (132 contracts, settlement date May 18, 2012)	(0.16)		(919,744)	11,367,675
Coffee (132 contracts, settlement date July 19, 2012)	(0.06)		(352,538)	11,493,900
Copper (133 contracts, settlement date March 28, 2012)	(0.10)		(592,150)	11,424,700
Copper (132 contracts, settlement date May 29, 2012)	(0.11)		(608,013)	11,376,750
Copper (132 contracts, settlement date July 27, 2012)	0.01		51,438	11,401,500
Corn (349 contracts, settlement date March 14, 2012)	(0.15)		(862,200)	11,281,425
Corn (349 contracts, settlement date May 14, 2012)	(0.15)		(839,875)	11,425,387
Corn (348 contracts, settlement date July 13, 2012)	0.01		33,125	11,505,750
Cotton (249 contracts, settlement date March 08, 2012)	(0.13)		(726,570)	11,429,100
Cotton (248 contracts, settlement date May 08, 2012)	(0.15)		(851,265)	11,368,320
Cotton (248 contracts, settlement date July 09, 2012)	(0.12)		(721,380)	11,322,440
FCOJ-A (561 contracts, settlement date March 12, 2012)	0.04		257,978	14,221,350
FCOJ-A (486 contracts, settlement date May 10, 2012)	0.15		856,470	12,261,780
FCOJ-A (306 contracts, settlement date July 11, 2012)	(0.01)		(32,880)	7,738,740
Gold (72 contracts, settlement date February 27, 2012)	(0.09)		(527,380)	11,280,960
Gold (72 contracts, settlement date April 26, 2012)	(0.21)		(1,233,460)	11,299,680
Gold (73 contracts, settlement date June 27, 2012)	(0.25)		(1,434,620)	11,472,680
Heating Oil (57 contracts, settlement date January 31, 2012)	(0.02)		(109,389)	6,976,595
Heating Oil (56 contracts, settlement date February 29, 2012)	(0.02)		(101,056)	6,834,677
Heating Oil (56 contracts, settlement date March 30, 2012)	(0.02)		(111,661)	6,789,283
Heating Oil (56 contracts, settlement date April 30, 2012)	(0.09)		(493,088)	6,734,482
Heating Oil (56 contracts, settlement date May 31, 2012)	(0.08)		(488,053)	6,693,557
Lean Hogs (236 contracts, settlement date February 14, 2012)	(0.07)		(384,030)	7,957,920
Lean Hogs (236 contracts, settlement date April 16, 2012)	(0.06)		(325,560)	8,278,880
Lean Hogs (235 contracts, settlement date June 14, 2012)	(0.05)		(275,680)	8,977,000
Lean Hogs (236 contracts, settlement date July 16, 2012)	(0.04)		(210,990)	8,951,480
Light, Sweet Crude Oil (69 contracts, settlement date January 20, 2012)	0.13		727,240	6,819,270
Light, Sweet Crude Oil (69 contracts, settlement date February 21, 2012)	0.13		746,950	6,831,000
Light, Sweet Crude Oil (69 contracts, settlement date March 20, 2012)	0.13		746,560	6,845,490
Light, Sweet Crude Oil (69 contracts, settlement date April 20, 2012)	0.01		82,600	6,859,290
Light, Sweet Crude Oil (68 contracts, settlement date May 22, 2012)	0.02		113,320	6,764,640
Live Cattle (229 contracts, settlement date February 29, 2012)	0.00	*	2,380	11,124,820
Live Cattle (230 contracts, settlement date April 30, 2012)	(0.02)		(131,730)	11,541,400
Live Cattle (230 contracts, settlement date June 29, 2012)	(0.02)		(122,410)	11,460,900
Natural Gas (224 contracts, settlement date January 27, 2012)	(0.40)		(2,315,920)	6,695,360
Natural Gas (224 contracts, settlement date February 27, 2012)	(0.38)		(2,204,450)	6,755,840
Natural Gas (220 contracts, settlement date March 28, 2012)	(0.36)		(2,067,940)	6,773,800
Natural Gas (220 contracts, settlement date April 26, 2012)	(0.20)		(1,188,850)	6,888,200
Natural Gas (219 contracts, settlement date May 29, 2012)	(0.20)		(1,169,040)	6,968,580
Platinum (243 contracts, settlement date April 26, 2012)	(0.43)		(2,468,450)	17,069,535
Platinum (243 contracts, settlement date July 27, 2012)	(0.44)		(2,566,290)	17,124,210
Silver (82 contracts, settlement date March 28, 2012)	(0.35)		(2,055,925)	11,445,150
Silver (81 contracts, settlement date May 29, 2012)	(0.38)		(2,222,650)	11,323,800
Silver (81 contracts, settlement date July 27, 2012)	(0.33)		(1,944,665)	11,338,785
Soybean (186 contracts, settlement date March 14, 2012)	(0.17)		(1,016,225)	11,232,075
Soybean (187 contracts, settlement date May 14, 2012)	(0.16)		(954,425)	11,383,625
Soybean (187 contracts, settlement date July 13, 2012)	0.05		264,900	11,472,450
Sugar (444 contracts, settlement date February 29, 2012)	(0.24)		(1,406,339)	11,586,624
Sugar (444 contracts, settlement date April 30, 2012)	(0.20)		(1,152,122)	11,412,576
Sugar (444 contracts, settlement date June 29, 2012)	(0.09)		(545,496)	11,218,637
Wheat (343 contracts, settlement date March 14, 2012)	(0.20)		(1,133,987)	11,194,662
Wheat (340 contracts, settlement date May 14, 2012)	(0.19)		(1,118,513)	11,411,250
Wheat (340 contracts, settlement date July 13, 2012)	0.04		230,325	11,666,250
Net Unrealized Depreciation on Futures Contracts	(7.74	) %	$(45,001,789)	$580,606,964

* Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended March 31, 2012 and 2011

	2012	2011
Income
Interest Income	$30,714	$187,623

Expenses
Management fee to related party	1,328,067	1,356,513
Brokerage fees and expenses	70,914	383,015
Total expenses	1,398,981	1,739,528
Net Investment Loss	(1,368,267)	(1,551,905)

Realized and Net Change in Unrealized (Loss) Gain on
Investments and Futures Contracts
Realized (Loss) Gain on
Futures Contracts	(19,491,624)	58,715,519
Net Realized (Loss) Gain	(19,491,624)	58,715,519
Net Change in Unrealized Gain (Loss) on
Investments	6,638	6,101
Futures Contracts	26,063,992	(13,902,413)
Net Change in Unrealized Gain (Loss)	26,070,630	(13,896,312)
Net Realized and Unrealized Gain on Investments
and Future Contracts	6,579,006	44,819,207

Net Gain	$5,210,739	$43,267,302

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2012

	General Units				Limited Units			Total

				Total				Total
				General				Limited	Total
	General Units		Retained	Shareholders’	Limited Units		Retained	Shareholders’	Shareholders’
	Units	Amount	Earnings	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2012	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016
Creation of Limited Units	-	-	-	-	2,550,000	80,222,138	-	80,222,138	80,222,138
Redemption of Limited Units	-	-	-	-	(700,000)	(21,722,132)	-	(21,722,132)	(21,722,132)
Net gain:
Net investment loss	-	-	(4)	(4)	-	-	(1,368,263)	(1,368,263)	(1,368,267)
Net realized loss on Futures Contracts	-	-	(49)	(49)	-	-	(19,491,575)	(19,491,575)	(19,491,624)
Net change in unrealized gain on Investments and Futures Contracts	-	-	72	72	-	-	26,070,558	26,070,558	26,070,630
Net gain	-	-	19	19	-	-	5,210,720	5,210,720	5,210,739

Balance at March 31, 2012	50	$1,500	$17	$1,517	21,250,000	$607,862,587	$37,004,657	$644,867,244	$644,868,761

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011

	2012	2011
Cash flow from operating activities:
Net Gain	$5,210,739	$43,267,302
Adjustments to reconcile net gain to net cash used for operating activities:
Purchase of investment securities	(554,953,498)	(674,811,466)
Proceeds from sales of investment securities	10,000,000	470,000,000
Net accretion of discount	(30,714)	(187,623)
Unrealized (appreciation) depreciation on investments	(26,070,630)	13,896,312
(Decrease) in payable (increase) in receivable - capital shares	(1,497,826)	(8,799,438)
(Decrease) increase in accrued expenses	(41,912)	421,991
Net cash (used for) operating activities	(567,383,841)	(156,212,922)

Cash flows from financing activities:
Proceeds from creation of Limited Units	80,222,138	247,842,094
Redemption of Limited Units	(21,722,132)	(7,122,910)
Net cash provided by financing activities	58,500,006	240,719,184

Net change in cash	(508,883,835)	84,506,262
Cash held by broker at beginning of period	619,079,494	6,487,519
Cash held by broker at end of period	$110,195,659	$90,993,781

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
GreenHaven Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

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

Shares are purchased from the Fund only by authorized participants in one or more blocks of 50,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities for deposit with the Master Fund’s commodity broker as margin and other high credit quality short term fixed income securities. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca.

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

Unaudited Interim Financial Information
The financial statements as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

(2) Service Providers and Related Party Agreements

(a) “The Trustee” – CSC Trust is the trustee for the Fund and Master Fund. CSC Trust is headquartered in Wilmington, DE.

(b) “The Managing Owner” – GreenHaven Commodity Services, LLC is the managing owner of the Fund and Master Fund and is responsible for the day to day operations of both entities. The Managing Owner charges the Fund a management fee for its services. GreenHaven Commodity Services, LLC is a Delaware limited liability company with operations in Atlanta, GA.

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

(f) “Authorized Participant” — Authorized Participants may create or redeem shares of the Master Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust Company, or DTC, and (3) have entered into an agreement (“Participant Agreement”) with the Fund and the Managing Owner. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. A list of the current Authorized Participants can be obtained from the Administrator. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Master Unit Baskets by the Fund.

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

(g) Recently Issued Accounting Standards

The Fund is required to follow recent disclosure guidance which includes common requirements for measurement of and disclosure about fair value. The new guidance requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the guidance requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The disclosures required by this guidance are reflected in Note (4).

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

(h) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, March 31, 2012 and when the financial statements were issued.

During that period, 0 Limited Shares were created and 1,750,000 Limited Shares were redeemed resulting in 19,500,000 Limited Shares outstanding.

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

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 — inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — unobservable inputs for the asset or liability.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of March 31, 2012, classified according to the levels used to value them, are as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$554,990,840	$-	$554,990,840
Futures Contracts	(18,937,797)	-	-	(18,937,797)
Total	$(18,937,797)	$554,990,840	$-	$536,053,043

There were no transfers between Level 1 and Level 2 for the Fund during the three months ended March 31, 2012. The Fund did not hold any Level 3 securities during the three months ended March 31, 2012.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2012, the Funds were invested in futures contracts.

At March 31, 2012, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*
Futures Contracts	$(18,937,797)	$-	$(18,937,797)

*  Fair values of derivative instruments include variation margin receivable/payable for futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended March 31, 2012:

Derivative Instruments	Realized Gain on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(19,491,624)	$26,063,992

At December 31, 2011, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*
Futures Contracts	$(45,001,789)	$-	$(45,001,789)

*  Fair values of derivative instruments include variation margin receivable/payable for futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended March 31, 2011:

Derivative Instruments	Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$58,715,519	$(13,902,413)

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

(7) Share Purchases and Redemptions

The “purchase and” redemption procedures allow only Authorized Participants to purchase and redeem Baskets. Individual Shareholders may not purchase or redeem Shares directly from the Fund.

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee is paid by the Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by the Managing Owner, as well as for commodity futures trading advisory services. The management fees incurred for the three-month periods ended March 31, 2012 and 2011 were $1,328,067 and $1,356,513, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

(b) Organization and Offering Expenses

Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of the Shares were paid by the Managing Owner.

(c) Brokerage Commissions and Fees

The Managing Owner currently does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Funds are responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.20% of the net asset value of the Master Fund in any year, although the actual amount of such fees and expenses in any year may be greater. The Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.20% per annum in the aggregate. Of the amounts so accrued, the Master Fund first pays brokerage fees, and secondly from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s and Master Fund’s routine operational, administrative, and other ordinary expenses paid by the Managing Owner. Such amounts reimbursed are reflected in the expenses paid in the Statement of Income and Expenses.

Brokerage commissions and fees are charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees accrued for the three-month periods ended March 31, 2012 and 2011 were $70,914 and $383,015, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed.

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

(11) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month period ended March 31, 2012 and 2011. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Net Asset Value

Net asset value per Limited Share, beginning of period	$29.96	$32.88

Net realized and change in unrealized gain from investments	0.46	2.40

Net investment loss	(0.07)	(0.08)

Net increase in net assets from operations	0.39	2.32

Net asset value per Limited Share, end of period	$30.35	$35.20

Market value per Limited Share, beginning of period	$29.96	$32.95

Market value per Limited Share, end of period	$30.28	$35.23

Ratio to average net assets (i)
Net investment loss	(0.87)%	(0.97)%
Total expenses	0.89%	1.09%

Total Return, at net asset value (ii)	1.30%	7.06%
Total Return, at market value (ii)	1.07%	6.92%

(i) Percentages are annualized.

(ii) Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview / Introduction
The initial offering period for the GreenHaven Continuous Commodity Index Fund (the “Fund”) began and ended on January 23, 2008 during which time 350,000 shares were sold at $30 per share for total proceeds of $10,500,000. The entire proceeds were received by the Fund which then invested them in the Master Fund. Shares were then listed for trading on the American Stock Exchange on January 24, 2008, marking the beginning of the continuous offering period. On November 24, 2008 the Fund de-listed from the American Stock Exchange and on November 25, 2008 the Fund listed on NYSE Arca. The ticker symbol of the Fund is GCC.

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

Capital Resources
The Fund had no commitments for capital expenditures as of March 31, 2012. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2012 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Brokers in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO MARCH 31, 2012

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

GreenHaven Continuous Commodity Index Fund — performance since inception
Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500	-	-	-	-
1/31/2008	$31.65	350,050	$11,079,083	5.50%	-	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,771	11.88%	-	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623	-8.33%	-	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,675	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,189	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,842	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,186	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,583	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,102	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,544	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,587	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,585	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,211	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%

10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the three months ended March 31, 2012 and March 31, 2011, the Fund’s Net Asset Value outperformed the Index by 0.44% and 0.40%, respectively.

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

The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of March 31, 2012 by market sector.

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

During the three months ended March 31, 2012, the Fund made no changes to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended March 31, 2012, 2,550,000 Limited Shares were created for $80,222,138 and 700,000 Limited Shares were redeemed for $21,722,132. On March 31, 2012, 21,250,000 Limited Shares of the Fund were outstanding for a market capitalization of $643,450,000, based on that day’s closing price of $30.28 on the NYSE Arca.

(c) There were 700,000 Limited Shares redeemed by Authorized Participants during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Reserved

Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: May 8, 2012	By:	/s/ Thomas J. Fernandes Name: Thomas J. Fernandes
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: May 8, 2012	By:	/s/ Thomas J. Fernandes Name: Thomas J. Fernandes
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	36

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	37

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	38

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	39
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	40

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	41

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	42

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	43