Form 10-Q
period 2012-06-30
GreenHaven Continuous Commodity Index Master Fund; GreenHaven Continuous Commodity Index Fund
filed 2012-08-07
CIK 1379527, 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012,
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

Indicate the number of outstanding Limited Shares as of June 30, 2012: 18,000,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
QUARTER ENDED JUNE 30, 2012

PART 1. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Greenhaven Continuous Commodity Index Fund Financial Statements	3
Consolidated Statements of Financial Condition at June 30, 2012 (unaudited) and December 31, 2011	3
Unaudited Consolidated Schedule of Investments at June 30, 2012	4
Consolidated Schedule of Investments at December 31, 2011	5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011	6
Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2012	7
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	8

Greenhaven Continuous Commodity Index Master Fund Financial Statements	9
Statements of Financial Condition at June 30, 2012 (unaudited) and December 31, 2011	9
Unaudited Schedule of Investments at June 30, 2012	10
Schedule of Investments at December 31, 2011	11
Unaudited Statements of Income and Expenses for the Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011	12
Unaudited Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2012	13
Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	14

Notes to Consolidated Unaudited Financial Statements	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4. CONTROLS AND PROCEDURES	30

PART II. OTHER INFORMATION	31

ITEM 1. Legal Proceedings	31
ITEM 1A. Risk Factors	31
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 3. Defaults Upon Senior Securities	31
ITEM 4. Reserved	31
ITEM 5. Other Information	31
ITEM 6. Exhibits	32

SIGNATURES	33

EXHIBIT INDEX	34
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-31.3 SECTION 302 CERTIFICATION OF CFO
EX-31.4 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CEO
EX-32.3 SECTION 906 CERTIFICATION OF CFO
EX-32.4 SECTION 906 CERTIFICATION OF CFO

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
June 30, 2012 (unaudited) and December 31, 2011

	June 30,
	2012	December 31,
	(unaudited)	2011
Assets
Equity in broker trading accounts:
Short-term investments (cost $479,979,394 and $9,999,989 as of June 30, 2012 and December 31, 2011, respectively)	$479,990,670	$9,999,990
Cash held by broker	32,090,283	619,079,494
Net unrealized appreciation (depreciation) on futures contracts	568,133	(45,001,789)
Total assets	$512,649,086	$584,077,695

Liabilities and shareholders’ equity
Capital shares payable	$-	$1,497,826
Management fee payable to related party	341,594	438,205
Accrued brokerage fees and expenses payable	594,913	983,648
Total liabilities	936,507	2,919,679

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Retained deficit	(78)	(2)
Total General Units	1,422	1,498
Limited Units:
Paid in capital - 18,000,000 and 19,400,000 redeemable units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	515,465,400	549,362,581
Retained earnings (deficit)	(3,754,243)	31,793,937
Total Limited Units	511,711,157	581,156,518

Total shareholders’ equity	511,712,579	581,158,016
Total liabilities and shareholders’ equity	$512,649,086	$584,077,695

Net asset value per share

General Units	$28.44	$29.96

Limited Units	$28.43	$29.96

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
June 30, 2012

Description	Percentage of Net Assets		Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.04% due July 05, 2012	35.18%		$179,999,460	$180,000,000
U.S. Treasury Bills, 0.06% due July 12, 2012	5.86		29,999,520	30,000,000
U.S. Treasury Bills, 0.06% due July 26, 2012	39.08		199,995,400	200,000,000
U.S. Treasury Bills, 0.10% due August 16, 2012	13.68		69,996,290	70,000,000
Total U.S. Treasury Obligations (cost $479,979,394)	93.80%		$479,990,670	$480,000,000

Description	Percentage of Net Assets		Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (653 contracts, settlement date September 13, 2012)	0.07%		$379,810	$14,960,230
Cocoa (653 contracts, settlement date December 13, 2012)	0.12		597,300	15,045,120
Coffee (233 contracts, settlement date September 18, 2012)	(0.16)		(816,844)	14,914,913
Coffee (233 contracts, settlement date December 18, 2012)	(0.01)		(48,600)	15,181,406
Copper (172 contracts, settlement date September 26, 2012)	(0.10)		(516,150)	15,034,950
Copper (172 contracts, settlement date December 27, 2012)	(0.02)		(76,763)	15,077,950
Corn (472 contracts, settlement date September 14, 2012)	0.33		1,716,588	14,832,600
Corn (472 contracts, settlement date December 14, 2012)	0.45		2,320,299	14,980,100
Cotton (417 contracts, settlement date December 06, 2012)	(0.41)		(2,117,715)	14,872,305
Cotton (418 contracts, settlement date March 06, 2013)	0.06		282,185	15,154,590
FCOJ-A (523 contracts, settlement date September 10, 2012)	0.03		175,815	9,551,288
FCOJ-A (565 contracts, settlement date November 09, 2012)	(0.12)		(621,473)	10,271,700
FCOJ-A (572 contracts, settlement date January 10, 2013)	0.10		521,558	10,381,800
Gold (94 contracts, settlement date December 27, 2012)	(0.11)		(539,180)	15,121,780
Gold (93 contracts, settlement date February 26, 2013)	0.04		202,640	14,980,440
Heating Oil (52 contracts, settlement date August 31, 2012)	(0.14)		(721,934)	5,922,134
Heating Oil (53 contracts, settlement date September 28, 2012)	(0.18)		(935,634)	6,045,148
Heating Oil (53 contracts, settlement date October 31, 2012)	(0.18)		(928,704)	6,056,946
Heating Oil (53 contracts, settlement date November 30, 2012)	0.02		100,451	6,068,521
Heating Oil (53 contracts, settlement date December 31, 2012)	0.02		88,679	6,081,432
Lean Hogs (221 contracts, settlement date August 14, 2012)	0.01		55,820	8,378,110
Lean Hogs (221 contracts, settlement date October 12, 2012)	(0.06)		(280,320)	7,332,780
Lean Hogs (220 contracts, settlement date December 14, 2012)	(0.01)		(63,990)	7,066,400
Lean Hogs (220 contracts, settlement date February 14, 2013)	0.01		24,420	7,277,600
Light, Sweet Crude Oil (69 contracts, settlement date August 21, 2012)	(0.18)		(911,060)	5,890,530
Light, Sweet Crude Oil (66 contracts, settlement date September 20, 2012)	(0.19)		(951,400)	5,660,160
Light, Sweet Crude Oil (72 contracts, settlement date October 22, 2012)	(0.20)		(1,028,550)	6,207,120
Light, Sweet Crude Oil (72 contracts, settlement date November 16, 2012)	0.04		182,690	6,240,240
Light, Sweet Crude Oil (71 contracts, settlement date December 19, 2012)	0.03		181,100	6,186,230
Live Cattle (196 contracts, settlement date October 31, 2012)	(0.09)		(456,400)	9,752,960
Live Cattle (196 contracts, settlement date December 31, 2012)	(0.00	) *	(8,690)	9,988,160
Live Cattle (197 contracts, settlement date February 28, 2013)	(0.01)		(49,430)	10,200,660
Natural Gas (193 contracts, settlement date August 29, 2012)	0.08		410,320	5,467,690
Natural Gas (193 contracts, settlement date September 26, 2012)	0.14		693,100	5,552,610
Natural Gas (193 contracts, settlement date October 29, 2012)	0.12		596,080	5,965,630
Natural Gas (193 contracts, settlement date November 28, 2012)	0.09		471,810	6,475,150
Natural Gas (192 contracts, settlement date December 27, 2012)	0.09		461,620	6,718,080
Platinum (207 contracts, settlement date October 29, 2012)	(0.03)		(156,485)	15,032,340
Platinum (207 contracts, settlement date January 29, 2013)	0.02		81,570	15,071,670
Silver (108 contracts, settlement date September 26, 2012)	(0.31)		(1,577,820)	14,910,480
Silver (109 contracts, settlement date December 27, 2012)	(0.24)		(1,248,115)	15,091,050
Soybean (214 contracts, settlement date November 14, 2012)	0.16		811,988	15,276,925
Soybean (207 contracts, settlement date January 14, 2013)	0.19		977,688	14,764,275
Sugar (631 contracts, settlement date September 28, 2012)	(0.25)		(1,285,670)	14,848,187
Sugar (632 contracts, settlement date February 28, 2013)	0.11		571,491	15,218,560
Wheat (391 contracts, settlement date September 14, 2012)	0.37		1,916,125	14,804,238
Wheat (392 contracts, settlement date December 14, 2012)	0.41		2,087,913	15,224,300
Net Unrealized Apprecation on Futures Contracts	0.11%		$568,133	$511,137,488

*	Denotes greater than (0.005)% yet less than 0.000%

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

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended June 30, 2012 and 2011
and Six Months Ended June 30, 2012 and 2011

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Interest Income	$90,769	$119,476	$121,484	$307,100

Expenses
Management fee to related party	1,164,381	1,681,823	2,492,448	3,038,336
Brokerage fees and expenses	32,399	474,867	103,314	857,883
Total expenses	1,196,780	2,156,690	2,595,762	3,896,219
Net Investment Loss	(1,106,011)	(2,037,214)	(2,474,278)	(3,589,119)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	903	-	903	-
Futures Contracts	(59,164,455)	38,183,502	(78,656,078)	96,899,021
Net Realized Gain (Loss)	(59,163,552)	38,183,502	(78,655,175)	96,899,021
Net Change in Unrealized Gain (Loss) on
Investments	4,637	(19,474)	11,275	(13,373)
Futures Contracts	19,505,930	(73,931,624)	45,569,922	(87,834,037)
Net Change in Unrealized Gain (Loss)	19,510,567	(73,951,098)	45,581,197	(87,847,410)
Net Realized and Unrealized Gain (Loss) on Investments and Future Contracts	(39,652,985)	(35,767,596)	(33,073,978)	9,051,611

Net Gain (Loss)	$(40,758,996)	$(37,804,810)	$(35,548,256)	$5,462,492

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2012

	General Units				Limited Units				Total

				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 1, 2012	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016
Creation of Limited Units	-	-	-	-	2,550,000	80,222,138	-	80,222,138	80,222,138
Redemption of Limited Units	-	-	-	-	(3,950,000)	(114,119,319)	-	(114,119,319)	(114,119,319)
Net loss:
Net investment loss	-	-	(6)	(6)	-	-	(2,474,272)	(2,474,272)	(2,474,278)
Net realized loss on Investments and Futures Contracts	-	-	(204)	(204)	-	-	(78,654,971)	(78,654,971)	(78,655,175)
Net change in unrealized gain on Investments and Futures Contracts	-	-	134	134	-	-	45,581,063	45,581,063	45,581,197
Net loss	-	-	(76)	(76)	-	-	(35,548,180)	(35,548,180)	(35,548,256)

Balance at June 30, 2012	50	$1,500	$(78)	$1,422	18,000,000	$515,465,400	$(3,754,243)	$511,711,157	$511,712,579
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011

	2012	2011
Cash flow from operating activities:
Net gain/(loss)	$(35,548,256)	$5,462,492
Adjustments to reconcile net gain (loss) to net cash used for operating activities:
Purchase of investment securities	(1,129,849,062)	(994,765,343)
Proceeds from sales of investment securities	659,992,044	1,155,000,000
Net accretion of discount	(121,484)	(307,100)
Net realized gain on investment securities	(903)	-
Unrealized depreciation (appreciation) on investments	(45,581,197)	87,847,410
Decrease in payable - capital shares	(1,497,826)	-
Increase (decrease) in accrued expenses	(485,346)	659,123
Net cash provided by (used for) operating activities	(553,092,030)	253,896,582

Cash flows from financing activities:
Proceeds from creation of Limited Units	80,222,138	292,134,891
Redemption of Limited Units	(114,119,319)	(98,092,726)
Net cash provided by (used for) financing activities	(33,897,181)	194,042,165

Net change in cash	(586,989,211)	447,938,747
Cash held by broker at beginning of period	619,079,494	6,487,519
Cash held by broker at end of period	$32,090,283	$454,426,266
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
June 30, 2012 (unaudited) and December 31, 2011

	June 30,
	2012	December 31,
	(unaudited)	2011
Assets
Equity in broker trading accounts:
Short-term investments (cost $479,979,394 and $9,999,989 as of June 30, 2012 and December 31, 2011, respectively)	$479,990,670	$9,999,990
Cash held by broker	32,090,283	619,079,494
Net unrealized appreciation (depreciation) on futures contracts	568,133	(45,001,789)
Total assets	$512,649,086	$584,077,695

Liabilities and shareholders’ equity
Capital shares payable	$-	$1,497,826
Management fee payable to related party	341,594	438,205
Accrued brokerage fees and expenses payable	594,913	983,648
Total liabilities	936,507	2,919,679

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(78)	(2)
Total General Units	1,422	1,498
Limited Units:
Paid in capital - 18,000,000 and 19,400,000 redeemable units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	515,465,400	549,362,581
Retained earnings (accumulated deficit)	(3,754,243)	31,793,937
Total Limited Units	511,711,157	581,156,518

Total shareholders’ equity	511,712,579	581,158,016
Total liabilities and shareholders’ equity	$512,649,086	$584,077,695

Net asset value per share
General Units	$28.43	$29.96
Limited Units	$28.43	$29.96

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
June 30, 2012

	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.04% due July 05, 2012	35.18%		$179,999,460	$180,000,000
U.S. Treasury Bills, 0.06% due July 12, 2012	5.86		29,999,520	30,000,000
U.S. Treasury Bills, 0.06% due July 26, 2012	39.08		199,995,400	200,000,000
U.S. Treasury Bills, 0.10% due August 16, 2012	13.68		69,996,290	70,000,000
Total U.S. Treasury Obligations (cost $479,979,394)	93.80%		$479,990,670	$480,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (653 contracts, settlement date September 13, 2012)	0.07%		$379,810	$14,960,230
Cocoa (653 contracts, settlement date December 13, 2012)	0.12		597,300	15,045,120
Coffee (233 contracts, settlement date September 18, 2012)	(0.16)		(816,844)	14,914,913
Coffee (233 contracts, settlement date December 18, 2012)	(0.01)		(48,600)	15,181,406
Copper (172 contracts, settlement date September 26, 2012)	(0.10)		(516,150)	15,034,950
Copper (172 contracts, settlement date December 27, 2012)	(0.02)		(76,763)	15,077,950
Corn (472 contracts, settlement date September 14, 2012)	0.33		1,716,588	14,832,600
Corn (472 contracts, settlement date December 14, 2012)	0.45		2,320,299	14,980,100
Cotton (417 contracts, settlement date December 06, 2012)	(0.41)		(2,117,715)	14,872,305
Cotton (418 contracts, settlement date March 06, 2013)	0.06		282,185	15,154,590
FCOJ-A (523 contracts, settlement date September 10, 2012)	0.03		175,815	9,551,288
FCOJ-A (565 contracts, settlement date November 09, 2012)	(0.12)		(621,473)	10,271,700
FCOJ-A (572 contracts, settlement date January 10, 2013)	0.10		521,558	10,381,800
Gold (94 contracts, settlement date December 27, 2012)	(0.11)		(539,180)	15,121,780
Gold (93 contracts, settlement date February 26, 2013)	0.04		202,640	14,980,440
Heating Oil (52 contracts, settlement date August 31, 2012)	(0.14)		(721,934)	5,922,134
Heating Oil (53 contracts, settlement date September 28, 2012)	(0.18)		(935,634)	6,045,148
Heating Oil (53 contracts, settlement date October 31, 2012)	(0.18)		(928,704)	6,056,946
Heating Oil (53 contracts, settlement date November 30, 2012)	0.02		100,451	6,068,521
Heating Oil (53 contracts, settlement date December 31, 2012)	0.02		88,679	6,081,432
Lean Hogs (221 contracts, settlement date August 14, 2012)	0.01		55,820	8,378,110
Lean Hogs (221 contracts, settlement date October 12, 2012)	(0.06)		(280,320)	7,332,780
Lean Hogs (220 contracts, settlement date December 14, 2012)	(0.01)		(63,990)	7,066,400
Lean Hogs (220 contracts, settlement date February 14, 2013)	0.01		24,420	7,277,600
Light, Sweet Crude Oil (69 contracts, settlement date August 21, 2012)	(0.18)		(911,060)	5,890,530
Light, Sweet Crude Oil (66 contracts, settlement date September 20, 2012)	(0.19)		(951,400)	5,660,160
Light, Sweet Crude Oil (72 contracts, settlement date October 22, 2012)	(0.20)		(1,028,550)	6,207,120
Light, Sweet Crude Oil (72 contracts, settlement date November 16, 2012)	0.04		182,690	6,240,240
Light, Sweet Crude Oil (71 contracts, settlement date December 19, 2012)	0.03		181,100	6,186,230
Live Cattle (196 contracts, settlement date October 31, 2012)	(0.09)		(456,400)	9,752,960
Live Cattle (196 contracts, settlement date December 31, 2012)	(0.00	) *	(8,690)	9,988,160
Live Cattle (197 contracts, settlement date February 28, 2013)	(0.01)		(49,430)	10,200,660
Natural Gas (193 contracts, settlement date August 29, 2012)	0.08		410,320	5,467,690
Natural Gas (193 contracts, settlement date September 26, 2012)	0.14		693,100	5,552,610
Natural Gas (193 contracts, settlement date October 29, 2012)	0.12		596,080	5,965,630
Natural Gas (193 contracts, settlement date November 28, 2012)	0.09		471,810	6,475,150
Natural Gas (192 contracts, settlement date December 27, 2012)	0.09		461,620	6,718,080
Platinum (207 contracts, settlement date October 29, 2012)	(0.03)		(156,485)	15,032,340
Platinum (207 contracts, settlement date January 29, 2013)	0.02		81,570	15,071,670
Silver (108 contracts, settlement date September 26, 2012)	(0.31)		(1,577,820)	14,910,480
Silver (109 contracts, settlement date December 27, 2012)	(0.24)		(1,248,115)	15,091,050
Soybean (214 contracts, settlement date November 14, 2012)	0.16		811,988	15,276,925
Soybean (207 contracts, settlement date January 14, 2013)	0.19		977,688	14,764,275
Sugar (631 contracts, settlement date September 28, 2012)	(0.25)		(1,285,670)	14,848,187
Sugar (632 contracts, settlement date February 28, 2013)	0.11		571,491	15,218,560
Wheat (391 contracts, settlement date September 14, 2012)	0.37		1,916,125	14,804,238
Wheat (392 contracts, settlement date December 14, 2012)	0.41		2,087,913	15,224,300
Net Unrealized Apprecation on Futures Contracts	0.11%		$568,133	$511,137,488

*	Denotes greater than (0.005)% yet less than 0.000%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
 Schedule of Investments
December 31, 2011

Description	Percentage of Net Assets		Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bill, 0.00% due January 05, 2012 (cost $9,999,989)	1.72%		$9,999,990	$10,000,000

Description	Percentage of Net Assets		Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (535 contracts, settlement date March 15, 2012)	(0.55	) %	$(3,205,990)	$11,283,150
Cocoa (536 contracts, settlement date May 15, 2012)	(0.53)		(3,093,380)	11,422,160
Cocoa (536 contracts, settlement date July 16, 2012)	(0.33)		(1,932,240)	11,513,280
Coffee (133 contracts, settlement date March 20, 2012)	(0.15)		(896,456)	11,314,144
Coffee (132 contracts, settlement date May 18, 2012)	(0.16)		(919,744)	11,367,675
Coffee (132 contracts, settlement date July 19, 2012)	(0.06)		(352,538)	11,493,900
Copper (133 contracts, settlement date March 28, 2012)	(0.10)		(592,150)	11,424,700
Copper (132 contracts, settlement date May 29, 2012)	(0.11)		(608,013)	11,376,750
Copper (132 contracts, settlement date July 27, 2012)	0.01		51,438	11,401,500
Corn (349 contracts, settlement date March 14, 2012)	(0.15)		(862,200)	11,281,425
Corn (349 contracts, settlement date May 14, 2012)	(0.15)		(839,875)	11,425,387
Corn (348 contracts, settlement date July 13, 2012)	0.01		33,125	11,505,750
Cotton (249 contracts, settlement date March 08, 2012)	(0.13)		(726,570)	11,429,100
Cotton (248 contracts, settlement date May 08, 2012)	(0.15)		(851,265)	11,368,320
Cotton (248 contracts, settlement date July 09, 2012)	(0.12)		(721,380)	11,322,440
Florida Orange Juice (561 contracts, settlement date March 12, 2012)	0.04		257,978	14,221,350
Florida Orange Juice (486 contracts, settlement date May 10, 2012)	0.15		856,470	12,261,780
Florida Orange Juice (306 contracts, settlement date July 11, 2012)	(0.01)		(32,880)	7,738,740
Gold (72 contracts, settlement date February 27, 2012)	(0.09)		(527,380)	11,280,960
Gold (72 contracts, settlement date April 26, 2012)	(0.21)		(1,233,460)	11,299,680
Gold (73 contracts, settlement date June 27, 2012)	(0.25)		(1,434,620)	11,472,680
Heating Oil (57 contracts, settlement date January 31, 2012)	(0.02)		(109,389)	6,976,595
Heating Oil (56 contracts, settlement date February 29, 2012)	(0.02)		(101,056)	6,834,677
Heating Oil (56 contracts, settlement date March 30, 2012)	(0.02)		(111,661)	6,789,283
Heating Oil (56 contracts, settlement date April 30, 2012)	(0.09)		(493,088)	6,734,482
Heating Oil (56 contracts, settlement date May 31, 2012)	(0.08)		(488,053)	6,693,557
Lean Hogs (236 contracts, settlement date February 14, 2012)	(0.07)		(384,030)	7,957,920
Lean Hogs (236 contracts, settlement date April 16, 2012)	(0.06)		(325,560)	8,278,880
Lean Hogs (235 contracts, settlement date June 14, 2012)	(0.05)		(275,680)	8,977,000
Lean Hogs (236 contracts, settlement date July 16, 2012)	(0.04)		(210,990)	8,951,480
Light, Sweet Crude Oil (69 contracts, settlement date January 20, 2012)	0.13		727,240	6,819,270
Light, Sweet Crude Oil (69 contracts, settlement date February 21, 2012)	0.13		746,950	6,831,000
Light, Sweet Crude Oil (69 contracts, settlement date March 20, 2012)	0.13		746,560	6,845,490
Light, Sweet Crude Oil (69 contracts, settlement date April 20, 2012)	0.01		82,600	6,859,290
Light, Sweet Crude Oil (68 contracts, settlement date May 22, 2012)	0.02		113,320	6,764,640
Live Cattle (229 contracts, settlement date February 29, 2012)	0.00	*	2,380	11,124,820
Live Cattle (230 contracts, settlement date April 30, 2012)	(0.02)		(131,730)	11,541,400
Live Cattle (230 contracts, settlement date June 29, 2012)	(0.02)		(122,410)	11,460,900
Natural Gas (224 contracts, settlement date January 27, 2012)	(0.40)		(2,315,920)	6,695,360
Natural Gas (224 contracts, settlement date February 27, 2012)	(0.38)		(2,204,450)	6,755,840
Natural Gas (220 contracts, settlement date March 28, 2012)	(0.36)		(2,067,940)	6,773,800
Natural Gas (220 contracts, settlement date April 26, 2012)	(0.20)		(1,188,850)	6,888,200
Natural Gas (219 contracts, settlement date May 29, 2012)	(0.20)		(1,169,040)	6,968,580
Platinum (243 contracts, settlement date April 26, 2012)	(0.43)		(2,468,450)	17,069,535
Platinum (243 contracts, settlement date July 27, 2012)	(0.44)		(2,566,290)	17,124,210
Silver (82 contracts, settlement date March 28, 2012)	(0.35)		(2,055,925)	11,445,150
Silver (81 contracts, settlement date May 29, 2012)	(0.38)		(2,222,650)	11,323,800
Silver (81 contracts, settlement date July 27, 2012)	(0.33)		(1,944,665)	11,338,785
Soybean (186 contracts, settlement date March 14, 2012)	(0.17)		(1,016,225)	11,232,075
Soybean (187 contracts, settlement date May 14, 2012)	(0.16)		(954,425)	11,383,625
Soybean (187 contracts, settlement date July 13, 2012)	0.05		264,900	11,472,450
Sugar (444 contracts, settlement date February 29, 2012)	(0.24)		(1,406,339)	11,586,624
Sugar (444 contracts, settlement date April 30, 2012)	(0.20)		(1,152,122)	11,412,576
Sugar (444 contracts, settlement date June 29, 2012)	(0.09)		(545,496)	11,218,637
Wheat (343 contracts, settlement date March 14, 2012)	(0.20)		(1,133,987)	11,194,662
Wheat (340 contracts, settlement date May 14, 2012)	(0.19)		(1,118,513)	11,411,250
Wheat (340 contracts, settlement date July 13, 2012)	0.04		230,325	11,666,250
Net Unrealized Depreciation on Futures Contracts	(7.74	) %	$(45,001,789)	$580,606,964

*	Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended June 30, 2012 and 2011
and Six Months Ended June 30, 2012 and 2011

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Interest Income	$90,769	$119,476	$121,484	$307,100

Expenses
Management fee to related party	1,164,381	1,681,823	2,492,448	3,038,336
Brokerage fees and expenses	32,399	474,867	103,314	857,883
Total expenses	1,196,780	2,156,690	2,595,762	3,896,219
Net Investment Loss	(1,106,011)	(2,037,214)	(2,474,278)	(3,589,119)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	903	-	903	-
Futures Contracts	(59,164,455)	38,183,502	(78,656,078)	96,899,021
Net Realized Gain (Loss)	(59,163,552)	38,183,502	(78,655,175)	96,899,021
Net Change in Unrealized Gain (Loss) on
Investments	4,637	(19,474)	11,275	(13,373)
Futures Contracts	19,505,930	(73,931,624)	45,569,922	(87,834,037)
Net Change in Unrealized Gain (Loss)	19,510,567	(73,951,098)	45,581,197	(87,847,410)
Net Realized and Unrealized Gain (Loss) on Investments and Future Contracts	(39,652,985)	(35,767,596)	(33,073,978)	9,051,611

Net Gain (Loss)	$(40,758,996)	$(37,804,810)	$(35,548,256)	$5,462,492

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2012

	General Units				Limited Units				Total

				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 1, 2012	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016
Creation of Limited Units	-	-	-	-	2,550,000	80,222,138	-	80,222,138	80,222,138
Redemption of Limited Units	-	-	-	-	(3,950,000)	(114,119,319)	-	(114,119,319)	(114,119,319)
Net loss:
Net investment loss	-	-	(6)	(6)	-	-	(2,474,272)	(2,474,272)	(2,474,278)
Net realized loss on Investments and Futures Contracts	-	-	(204)	(204)	-	-	(78,654,971)	(78,654,971)	(78,655,175)
Net change in unrealized gain on Investments and Futures Contracts	-	-	134	134	-	-	45,581,063	45,581,063	45,581,197
Net loss	-	-	(76)	(76)	-	-	(35,548,180)	(35,548,180)	(35,548,256)

Balance at June 30, 2012	50	$1,500	$(78)	$1,422	18,000,000	$515,465,400	$(3,754,243)	$511,711,157	$511,712,579

See accompanying notes to unaudited consolidated financial statements

Greenhaven Continuous Commodity Master Index Fund
Unaudited Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011

	2012	2011
Cash flow from operating activities:
Net gain (loss)	$(35,548,256)	$5,462,492
Adjustments to reconcile net gain (loss) to net cash used for operating activities:
Purchase of investment securities	(1,129,849,062)	(994,765,343)
Proceeds from sales of investment securities	659,992,044	1,155,000,000
Net accretion of discount	(121,484)	(307,100)
Net realized gain on investment securities	(903)	-
Unrealized depreciation (appreciation) on investments	(45,581,197)	87,847,410
Decrease in payable - capital shares	(1,497,826)	-
Increase (decrease) in accrued expenses	(485,346)	659,123
Net cash provided (used for) by operating activities	(553,092,030)	253,896,582

Cash flows from financing activities:
Proceeds from creation of Limited Units	80,222,138	292,134,891
Redemption of Limited Units	(114,119,319)	(98,092,726)
Net cash provided (used for) by financing activities	(33,897,181)	194,042,165

Net change in cash	(586,989,211)	447,938,747
Cash held by broker at beginning of period	619,079,494	6,487,519
Cash held by broker at end of period	$32,090,283	$454,426,266

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
GreenHaven Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

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

The proceeds from the offering of Shares are invested in the Master Fund (See Note 7 for details of the procedures for creation and redemption of Shares in the Master Fund). The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities for deposit with the Master Fund’s commodity broker as margin and other high credit quality short term fixed income securities. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca.

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

Unaudited Interim Financial Information
The financial statements as of June 30, 2012 and for the three-month and six-month periods ended June 30, 2012 and 2011 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

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

(c) “The Administrator” — The Bank of New York Mellon Corporation has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund and the Master Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator performs or supervises the services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving calculations of the assets minus the liabilities of the Fund (the “Net Asset Value”), accounting and other fund administrative services. As the Fund’s transfer agent, the Administrator processes additions and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York Mellon Corporation is based in New York, New York.

(d) “The Commodity Broker” — Morgan Stanley & Co. LLC (“MS&Co.”) is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. MS&Co. is based in New York, New York.

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

(f) “Authorized Participant” — Authorized Participants may create or redeem Shares of the Master Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the DTC, and (3) have entered into an agreement (“Participant Agreement”) with the Fund and the Managing Owner. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. A list of the current Authorized Participants can be obtained from the Administrator. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Master Unit Baskets by the Fund.

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

(d) Income Taxes

The Fund accounts for uncertainty in income taxes pursuant to the applicable accounting standard, which provides measurement, presentation and disclosure guidance related to uncertain tax positions. The guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this topic, the Fund may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Fund’s adoption of this accounting standard has not had a material impact on the Fund’s financial condition, results of operations or liquidity.

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

(e) Futures Contracts

The Master Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the consolidated statement of financial condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accord with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note 4 — Fair Value Measurements)

However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statements of income and expenses in the period in which the contract is closed or the changes occur, respectively.

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

(g) Recently Issued Accounting Standards

The Fund is required to follow recent disclosure guidance which includes common requirements for measurement of and disclosure about fair value. The new guidance requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the guidance requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. Previously issued guidance continues to require the same information regarding transfers in and out of Level 3. The disclosures required by this guidance are reflected in Note (4).

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

(h) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, June 30, 2012 and when the financial statements were issued.

During that period, 0 Limited Shares were created and 900,000 Limited Shares were redeemed resulting in 17,100,000 Limited Shares outstanding.

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

Level 2 —inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — unobservable inputs for the asset or liability.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of June 30, 2012, classified according to the levels used to value them, are as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$479,990,670	$-	$479,990,670
Futures Contracts	568,133	-	-	568,133
Total	$568,133	$479,990,670	$-	$480,558,803

There were no transfers between Level 1 and Level 2 for the Fund during the six months ended June 30, 2012. The Fund did not hold any Level 3 securities during the six months ended June 30, 2012.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2012, the Funds were invested in futures contracts.

At June 30, 2012, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*
Futures Contracts	$568,133	$-	$568,133

*  Fair values of derivative instruments include variation margin receivable/payable for futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the six months ended June 30, 2012:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(78,656,078)	$45,569,922

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended June 30, 2012:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(59,164,455)	$19,505,930

At December 31, 2011, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*
Futures Contracts	$(45,001,789)	$-	$(45,001,789)

* Fair values of derivative instruments include variation margin receivable/payable for futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the six months ended June 30, 2011:

Derivative Instruments	Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$96,899,021	$(87,834,037)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended June 30, 2011:

Derivative Instruments	Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$38,183,502	$(73,931,624)

(6) Financial Instrument Risk

In the normal course of its business, the Fund may be party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments to have a reasonable possibility to be settled in cash or through physical delivery. These instruments are traded on an exchange and are standardized contracts.

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

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments.

The Fund and the Master Fund have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business.

(7) Creation and Redemption of Shares from the Master Fund

As described in the Fund’s Prospectus, the creation and redemption procedures allow only certain eligible financial institutions (“Authorized Participants”) to create and redeem Shares directly from the Master Fund. Individual Shareholders may not create or redeem Shares directly from the Master Fund.

(a)	Creation of Shares

The Fund will issue Shares in baskets of 50,000 Shares (“Baskets”) only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund. The Baskets will be valued as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

The total payment required to create each Basket is the value of the Fund’s Net Asset Value Share for 50,000 Shares as of the closing time of NYSE-ARCA or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00 p.m., New York time, on the Business Day immediately following the creation order date at Net Asset Value per Share as of the closing time of NYSE-ARCA or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

Because orders to create Baskets must be placed by 10:00 a.m., New York time, but the total payment required to create a Basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the creation order is received, Authorized Participants will not know the total amount of the payment required to create a Basket at the time they submit an irrevocable purchase order for the Basket. The Fund’s Net Asset Value and the total amount of the payment required to create a Basket could rise or fall substantially between the time an irrevocable creation order is submitted and the time the amount of the creation price in respect thereof is determined.

On any business day, an Authorized Participant may place an order with the Distributor to create one or more Baskets. Creation orders must be placed by 10:00 a.m., New York time. The day on which the Distributor receives a valid creation order is the creation order date.

The Administrator may reject a creation order if:

(i)	it determines that the creation order is not in proper form;

(ii)	the Managing Owner believes that the creation order would have adverse tax consequences to the Fund or its Shareholders; or

(iii)	circumstances outside the control of the Managing Owner or the Distributor make it, for all practical purposes, not feasible to process creations of Baskets.

The Distributor and the Managing Owner will not be liable for the rejection of any creation order.

 (b) Redemption of Shares

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee is paid by the Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by the Managing Owner, as well as for commodity futures trading advisory services. The management fees incurred for the six-month periods ended June 30, 2012 and 2011 were $2,492,448 and $3,038,336, respectively, and the management fees incurred for the three-month periods ended June 30, 2012 and 2011 was $1,164,381 and $1,681,823, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

Brokerage commissions and fees are charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the six-month periods ended June 30, 2012 and 2011 were $103,314 and $857,883, respectively, and the brokerage commissions and trading fees for the three-month periods ended June 30, 2012 and 2011 were $32,399 and $474,867, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed.

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

(11) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month and six-month periods ended June 30, 2012 and 2011. The net investment loss and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011

Net Asset Value
Net asset value per Limited Share, beginning of period	$30.35		$35.20		$29.96		$32.88

Net realized and change in unrealized gain (loss) from investments	(1.86)		(1.52)		(1.40)		0.88
Net investment loss	(0.06)		(0.09)		(0.13)		(0.17)
Net increase (decrease) in net assets from operations	(1.92)		(1.61)		(1.53)		0.71
Net asset value per Limited Share, end of period	$28.43		$33.59		$28.43		$33.59

Market value per Limited Share, beginning of period	30.28		35.23		29.96		32.95
Market value per Limited Share, end of period	$28.36		$33.50		$28.36		$33.50

Ratio to average net assets (i)
Net investment loss	(0.81	) %	(1.03	) %	(0.85	) %	(1.00	) %
Total expenses	0.88%		1.09%		0.89%		1.09%

Total Return, at net asset value (ii)	(6.33	) %	(4.57	) %	(5.11	) %	2.16%
Total Return, at market value (ii)	(6.34	) %	(4.91	) %	(5.34	) %	1.67%

(i) Percentages are annualized.
(ii) Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview / Introduction
The initial offering period for the GreenHaven Continuous Commodity Index Fund (the “Fund”) began and ended on January 23, 2008 during which time 350,000 Shares were sold at $30 per share for total proceeds of $10,500,000. The entire proceeds were received by the Fund which then invested them in the Master Fund. Shares were then listed for trading on the American Stock Exchange on January 24, 2008, marking the beginning of the continuous offering period. On November 24, 2008 the Fund delisted from the American Stock Exchange and on November 25, 2008 the Fund listed on NYSE Arca. The ticker symbol of the Fund is GCC.

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

Capital Resources
The Fund had no commitments for capital expenditures as of June 30, 2012. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2012 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Brokers in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO JUNE 30, 2012

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500	-	-	-	-
1/31/2008	$31.65	350,050	$11,079,083	5.50%	-	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,771	11.88%	-	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623	-8.33%	-	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,675	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,189	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,842	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,186	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,583	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,102	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,544	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,587	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,585	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,211	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the six months ended June 30, 2012 and June 30, 2011, the Fund’s Net Asset Value outperformed the Index by 0.80% and 0.91%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Introduction
The Fund aims to track the Thomson Reuters Continuous Commodity Index, which consists of seventeen commodities and is rebalanced daily. Due to the rebalancing, the Fund on a given day holds an equal amount of each of the seventeen index components. Thus, the exposure of the Fund to a given component remains over time very close to 1/17, or 5.88%. Unless the Index Owner (Thomson Reuters) changes the construction of the Index, the Fund will maintain the same allocation to the same commodities. The value of the Shares relates directly to the value of the commodity futures and other assets held by the Master Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s portfolio of exchange-traded futures on the Index Commodities. The value of the Shares relate directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodities may fluctuate widely based on many factors. Some of those factors are:

●	changing supply and demand relationships;

●	general economic activities and conditions;

●	weather and other environmental conditions;

●	acts of God;

●	agricultural, fiscal, monetary and exchange control programs and policies of governments;

●	national and international political and economic events and policies;

●	changes in rates of inflation; or

●	the general emotions and psychology of the marketplace, which at times can be volatile and unrelated to other more tangible factors.

In addition to the factors set forth above, each commodity has risks that are inherent in the investment in such commodity.

Metals Commodities: Price movements in futures contracts held by the Master Fund in metals commodities such as gold, silver, platinum and copper are affected by many specific factors. Some of these metal specific factors include, but are not limited to:

●
A change in economic conditions, such as a recession, can adversely affect the price of both industrial and precious metals. An economic downturn may have a negative impact on the usage and demand of metals which may result in a loss for the Master Fund.

●	A sudden shift in political conditions of the world’s leading metal producers may have a negative effect on the global pricing of metals.

●	An increase in the hedging of precious metals may result in the price of precious metals to decline.

●	Changes in global supply and demand for industrial and precious metals.

●	The price and quantity of imports and exports of industrial and precious metals.

●	Technological advances in the processing and mining of industrial and precious metals.

Agricultural Commodities: Price movements in futures contracts held by the Master Fund in agricultural commodities, such as wheat, corn and soybeans, are affected by many factors. Some of these agricultural specific factors include, but are not limited to:

●	Farmer planting decisions, general economic, market and regulatory factors.

●
Weather conditions, including hurricanes, tornadoes, storms and droughts, may have a material adverse effect on crops, live cattle, live hogs and lumber, which may result in significant fluctuations in prices in such commodities.

●	Changes in global supply and demand for agricultural products.

●	The price and quantity of imports and exports of agricultural commodities.

●	Political conditions, including embargoes and war, in or affecting agricultural production, imports and exports.

●	Technological advances in agricultural production.

●	The price and availability of alternative agricultural commodities.

Energy Commodities: Price movements in futures contracts held by the Master Fund in energy commodities, such as crude oil, heating oil and natural gas, are subject to risks due to frequent and often substantial fluctuations in energy commodity prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and the Managing Owner expects this volatility to continue. The markets and prices for energy commodities are affected by many factors. Some of those factors include, but are not limited to:

●	Changes in global supply and demand for oil and natural gas.

●	The price and quantity of imports and exports of oil and natural gas.

●	Political conditions, including embargoes and war, in or affecting other oil producing activities.

●	The level of global oil and natural gas exploration and production.

●	The level of global oil and natural gas inventories, production or pricing.
●	Weather conditions.

●	Technological advances effecting energy consumption.

●	The price and availability of alternative fuels.

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

The Fund’s Risk by Market Sector

The following were the primary trading risk exposures of the Fund as of June 30, 2012 by market sector.
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

During the three months ended June 30, 2012, the Fund made no changes to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended June 30, 2012, 3,250,000 Limited Shares were redeemed for $92,397,187. On June 30, 2012, 18,000,000 Limited Shares of the Fund were outstanding for a market capitalization of $510,480,000, based on that day’s closing price of $28.36 on the NYSE Arca.

(c) The following chart shows the number of Shares redeemed by Authorized Participants for each month during the quarter ended June 30, 2012:

			Total Number of Shares	Maximum Number (or
			Purchased as Part of Publicly	Approximate Dollar Value) of
	Total Number of	Average Price Paid	Announced Plans or	Shares that May Yet Be Purchased
Period	Shares Purchased	per Share	Programs	Under the Plans or Programs
April 1, 2012 to April 30, 2012	800,000	$29.52	N/A	N/A
May 1, 2012 to May 31, 2012	2,150,000	$28.25	N/A	N/A
June 1, 2012 to June 30, 2012	300,000	$26.83	N/A	N/A
Total	3,250,000	$28.43

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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: August 7, 2012	By:	/s/ Thomas J. Fernandes Name: Thomas J. Fernandes
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: August 7, 2012	By:	/s/ Thomas J. Fernandes Name: Thomas J. Fernandes
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8