Form 10-Q
period 2012-09-30
GreenHaven Continuous Commodity Index Master Fund; GreenHaven Continuous Commodity Index Fund
filed 2012-11-08
CIK 1379527, 1379606

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012,
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

Indicate the number of outstanding Limited Shares as of September 30, 2012: 16,900,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
QUARTER ENDED September 30, 2012

PART 1. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Greenhaven Continuous Commodity Index Fund Financial Statements	3
Consolidated Statements of Financial Condition at September 30, 2012 (unaudited) and December 31, 2011	3
Unaudited Consolidated Schedule of Investments at September 30, 2012	4
Consolidated Schedule of Investments at December 31, 2011	5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011	6
Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2012	7
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	8

Greenhaven Continuous Commodity Index Master Fund Financial Statements	9
Statements of Financial Condition at September 30, 2012 (unaudited) and December 31, 2011	9
Unaudited Schedule of Investments at September 30, 2012	10
Schedule of Investments at December 31, 2011	11
Unaudited Statements of Income and Expenses for the Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011	12
Unaudited Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2012	13
Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	14
Notes to Consolidated Unaudited Financial Statements	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4. CONTROLS AND PROCEDURES	30

PART II. OTHER INFORMATION	31

ITEM 1. Legal Proceedings	31
ITEM 1A. Risk Factors	31
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 3. Defaults Upon Senior Securities	31
ITEM 4. Reserved	31
ITEM 5. Other Information	31
ITEM 6. Exhibits	32

SIGNATURES	33

EXHIBIT INDEX	34
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-31.3 SECTION 302 CERTIFICATION OF CFO
EX-31.4 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CEO
EX-32.3 SECTION 906 CERTIFICATION OF CFO
EX-32.4 SECTION 906 CERTIFICATION OF CFO

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
September 30, 2012 (unaudited) and December 31, 2011

	September 30,
	2012	December 31,
	(unaudited)	2011
Assets
Equity in broker trading accounts:
Short-term investments (cost $479,978,685 and $9,999,989 as of September 30, 2012 and December 31, 2011, respectively)	$479,985,400	$9,999,990
Cash held by broker	13,505,254	619,079,494
Net unrealized appreciation (depreciation) on futures contracts	23,791,716	(45,001,789)
Total assets	$517,282,370	$584,077,695

Liabilities and shareholders’ equity
Capital shares payable	$-	$1,497,826
Management fee payable to related party	356,700	438,205
Accrued brokerage fees and expenses payable	250,528	983,648
Total liabilities	607,228	2,919,679

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Retained earnings (deficit)	29	(2)
Total General Units	1,529	1,498
Limited Units:
Paid in capital - 16,900,000 and 19,400,000 redeemable units issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	483,708,257	549,362,581
Retained earnings	32,965,356	31,793,937

Total Limited Units	516,673,613	581,156,518

Total shareholders’ equity	516,675,142	581,158,016
Total liabilities and shareholders’ equity	$517,282,370	$584,077,695

Net asset value per share

General Units	$30.58	$29.96

Limited Units	$30.57	$29.96

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
September 30, 2012

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.11% due October 04, 2012	34.84%	$179,999,280	$180,000,000
U.S. Treasury Bills, 0.09% due October 11, 2012	5.80	29,999,610	30,000,000
U.S. Treasury Bills, 0.06% due October 25, 2012	38.71	199,992,600	200,000,000
U.S. Treasury Bills, 0.11% due November 15, 2012	13.55	69,993,910	70,000,000
Total U.S. Treasury Obligations (cost $479,978,685)	92.90%	$479,985,400	$480,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (401 contracts, settlement date December 13, 2012)	0.20%	$1,005,270	$10,089,160
Cocoa (401 contracts, settlement date March 13, 2013)	0.03	171,430	10,145,300
Cocoa (400 contracts, settlement date May 15, 2013)	0.03	179,400	10,152,000
Coffee (152 contracts, settlement date December 18, 2012)	0.08	415,125	9,889,500
Coffee (152 contracts, settlement date March 18, 2013)	0.06	333,225	10,117,500
Coffee (153 contracts, settlement date May 20, 2013)	0.06	310,931	10,341,844
Copper (108 contracts, settlement date December 27, 2012)	0.20	1,056,725	10,146,600
Copper (107 contracts, settlement date March 26, 2013)	0.19	982,350	10,074,050
Copper (107 contracts, settlement date May 29, 2013)	0.19	960,700	10,084,750
Corn (267 contracts, settlement date December 14, 2012)	0.34	1,761,537	10,095,937
Corn (268 contracts, settlement date March 14, 2013)	(0.13)	(669,413)	10,177,300
Corn (268 contracts, settlement date May 14, 2013)	(0.12)	(636,738)	10,137,100
Cotton (282 contracts, settlement date December 06, 2012)	(0.04)	(183,560)	9,961,650
Cotton (283 contracts, settlement date March 06, 2013)	(0.01)	(28,035)	10,142,720
Cotton (282 contracts, settlement date May 08, 2013)	(0.08)	(388,065)	10,259,160
FCOJ-A (642 contracts, settlement date January 10, 2013)	(0.01)	(68,445)	10,920,420
FCOJ-A (599 contracts, settlement date March 08, 2013)	0.01	39,338	10,373,182
FCOJ-A (516 contracts, settlement date May 10, 2013)	(0.05)	(273,060)	9,063,540
Gold (57 contracts, settlement date December 27, 2012)	0.14	730,310	10,111,230
Gold (57 contracts, settlement date February 26, 2013)	0.19	977,210	10,123,770
Gold (57 contracts, settlement date April 26, 2013)	0.17	885,620	10,134,600
Heating Oil (46 contracts, settlement date November 30, 2012)	0.15	787,416	6,073,242
Heating Oil (46 contracts, settlement date December 31, 2012)	0.14	732,606	6,038,466
Heating Oil (47 contracts, settlement date January 31, 2013)	0.02	121,976	6,131,046
Heating Oil (47 contracts, settlement date February 28, 2013)	0.02	111,901	6,078,933
Heating Oil (47 contracts, settlement date March 28, 2013)	0.02	95,815	6,015,962
Lean Hogs (315 contracts, settlement date December 14, 2012)	(0.09)	(461,720)	9,292,500
Lean Hogs (314 contracts, settlement date February 14, 2013)	(0.03)	(160,300)	10,079,400
Lean Hogs (314 contracts, settlement date April 12, 2013)	(0.02)	(81,030)	10,996,280
Light, Sweet Crude Oil (65 contracts, settlement date November 16, 2012)	0.07	363,080	6,016,400
Light, Sweet Crude Oil (65 contracts, settlement date December 19, 2012)	0.08	389,630	6,045,000
Light, Sweet Crude Oil (65 contracts, settlement date January 22, 2013)	(0.02)	(83,920)	6,072,300
Light, Sweet Crude Oil (65 contracts, settlement date February 20, 2013)	(0.01)	(73,820)	6,094,400
Light, Sweet Crude Oil (65 contracts, settlement date March 20, 2013)	(0.01)	(68,500)	6,108,700
Live Cattle (197 contracts, settlement date December 31, 2012)	(0.04)	(201,770)	9,826,360
Live Cattle (197 contracts, settlement date February 28, 2013)	(0.02)	(126,980)	10,119,890
Live Cattle (196 contracts, settlement date April 30, 2013)	(0.04)	(186,450)	10,389,960
Natural Gas (163 contracts, settlement date November 28, 2012)	0.13	678,000	5,892,450
Natural Gas (162 contracts, settlement date December 27, 2012)	0.13	687,290	6,102,540
Natural Gas (162 contracts, settlement date January 29, 2013)	0.11	548,150	6,123,600
Natural Gas (163 contracts, settlement date Februay 26, 2013)	0.10	527,810	6,115,760
Natural Gas (163 contracts, settlement date March 26, 2013)	0.10	508,120	6,079,900
Platinum (182 contracts, settlement date January 29, 2013)	0.36	1,853,695	15,190,630
Platinum (181 contracts, settlement date April 26, 2013)	0.44	2,249,430	15,137,030
Silver (59 contracts, settlement date December 27, 2012)	0.34	1,771,740	10,200,215
Silver (58 contracts, settlement date March 26, 2013)	0.36	1,842,405	10,049,950
Silver (58 contracts, settlement date May 29, 2013)	0.36	1,855,920	10,060,390
Soybean (129 contracts, settlement date January 14, 2013)	0.20	1,013,975	10,337,737
Soybean (130 contracts, settlement date March 14, 2013)	0.01	76,375	10,167,625
Soybean (130 contracts, settlement date May 14, 2013)	0.05	243,125	9,889,750
Sugar (664 contracts, settlement date February 28, 2013)	(0.06)	(303,834)	15,185,946
Sugar (663 contracts, settlement date April 30, 2013)	(0.06)	(306,600)	15,192,778
Wheat (221 contracts, settlement date December 14, 2012)	0.31	1,594,938	9,972,625
Wheat (225 contracts, settlement date March 14, 2013)	0.02	93,350	10,262,813
Wheat (225 contracts, settlement date May 14, 2013)	0.03	138,038	10,195,313
Net Unrealized Apprecation on Futures Contracts	4.60%	$23,791,716	$516,077,204
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

* Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended September 30, 2012 and 2011
and Nine Months Ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Interest Income	$96,791	$8,112	$218,274	$315,212

Expenses
Management fee to related party	1,083,522	1,541,729	3,575,970	4,580,065
Brokerage fees and expenses	23,992	377,372	127,306	1,235,255
Total expenses	1,107,514	1,919,101	3,703,276	5,815,320
Net Investment Loss	(1,010,723)	(1,910,989)	(3,485,002)	(5,500,108)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	-	-	903	-
Futures Contracts	14,511,408	(25,287,264)	(64,144,670)	71,611,757
Net Realized Gain (Loss)	14,511,408	(25,287,264)	(64,143,767)	71,611,757
Net Change in Unrealized Gain (Loss) on
Investments	(4,561)	(6,170)	6,714	(19,543)
Futures Contracts	23,223,583	(39,422,299)	68,793,505	(127,256,336)
Net Change in Unrealized Gain (Loss)	23,219,022	(39,428,469)	68,800,219	(127,275,879)
Net Realized and Unrealized Gain (Loss) on Investments and Future Contracts	37,730,430	(64,715,733)	4,656,452	(55,664,122)

Net Gain (Loss)	$36,719,707	$(66,626,722)	$1,171,450	$(61,164,230)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2012

	General Units				Limited Units				Total

				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Earnings	Equity	Units	Amount	Earnings	Equity	Equity

Balance at January 1, 2012	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016
Creation of Limited Units	-	-	-	-	2,800,000	87,933,308	-	87,933,308	87,933,308
Redemption of Limited Units	-	-	-	-	(5,300,000)	(153,587,632)	-	(153,587,632)	(153,587,632)
Net gain:
Net investment loss	-	-	(10)	(10)	-	-	(3,484,992)	(3,484,992)	(3,485,002)
Net realized loss on Investments and Futures Contracts	-	-	(161)	(161)	-	-	(64,143,606)	(64,143,606)	(64,143,767)
Net change in unrealized gain on Investments and Futures Contracts	-	-	202	202	-	-	68,800,017	68,800,017	68,800,219
Net gain:	-	-	31	31	-	-	1,171,419	1,171,419	1,171,450

Balance at September 30, 2012	50	$1,500	$29	$1,529	16,900,000	$483,708,257	$32,965,356	$516,673,613	$516,675,142

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
Cash flow from operating activities:
Net Gain (Loss)	$1,171,450	$(61,164,230)
Adjustments to reconcile net gain (loss) to net cash used for operating activities:
Purchase of investment securities	(1,609,751,562)	(1,584,744,181)
Proceeds from sales of investment securities	1,139,992,043	1,465,000,000
Net accretion of discount	(218,274)	(315,212)
Net realized gain on investment securities	(903)	-
Unrealized depreciation (appreciation) on investments	(68,800,219)	127,275,879
Increase (decrease) in payable - capital shares	(1,497,826)	9,138,309
Increase (decrease) in accrued expenses	(814,625)	838,009
Net cash used for operating activities	(539,919,916)	(43,971,426)

Cash flows from financing activities:
Proceeds from creation of Limited Units	87,933,308	335,388,859
Redemption of Limited Units	(153,587,632)	(190,195,629)
Net cash provided by (used for) financing activities	(65,654,324)	145,193,230

Net change in cash	(605,574,240)	101,221,804
Cash held by broker at beginning of period	619,079,494	6,487,519
Cash held by broker at end of period	$13,505,254	$107,709,323

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
September 30, 2012 (unaudited) and December 31, 2011

	September 30,
	2012	December 31,
	(unaudited)	2011
Assets
Equity in broker trading accounts:
Short-term investments (cost $479,978,685 and $9,999,989 as of September 30, 2012 and December 31, 2011, respectively)	$479,985,400	$9,999,990
Cash held by broker	13,505,254	619,079,494
Net unrealized appreciation (depreciation) on futures contracts	23,791,716	(45,001,789)
Total assets	$517,282,370	$584,077,695

Liabilities and shareholders’ equity
Capital shares payable	$-	$1,497,826
Management fee payable to related party	356,700	438,205
Accrued brokerage fees and expenses payable	250,528	983,648
Total liabilities	607,228	2,919,679

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Retained earnings (deficit)	29	(2)
Total General Units	1,529	1,498
Limited Units:
Paid in capital - 16,900,000 and 19,400,000 redeemable units issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	483,708,257	549,362,581
Retained earnings	32,965,356	31,793,937

Total Limited Units	516,673,613	581,156,518

Total shareholders’ equity	516,675,142	581,158,016

Total liabilities and shareholders’ equity	$517,282,370	$584,077,695

Net asset value per share

General Units	$30.58	$29.96

Limited Units	$30.57	$29.96

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
September 30, 2012

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.11% due October 04, 2012	34.84%	$179,999,280	$180,000,000
U.S. Treasury Bills, 0.09% due October 11, 2012	5.80	29,999,610	30,000,000
U.S. Treasury Bills, 0.06% due October 25, 2012	38.71	199,992,600	200,000,000
U.S. Treasury Bills, 0.11% due November 15, 2012	13.55	69,993,910	70,000,000
Total U.S. Treasury Obligations (cost $479,978,685)	92.90%	$479,985,400	$480,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (401 contracts, settlement date December 13, 2012)	0.20%	$1,005,270	$10,089,160
Cocoa (401 contracts, settlement date March 13, 2013)	0.03	171,430	10,145,300
Cocoa (400 contracts, settlement date May 15, 2013)	0.03	179,400	10,152,000
Coffee (152 contracts, settlement date December 18, 2012)	0.08	415,125	9,889,500
Coffee (152 contracts, settlement date March 18, 2013)	0.06	333,225	10,117,500
Coffee (153 contracts, settlement date May 20, 2013)	0.06	310,931	10,341,844
Copper (108 contracts, settlement date December 27, 2012)	0.20	1,056,725	10,146,600
Copper (107 contracts, settlement date March 26, 2013)	0.19	982,350	10,074,050
Copper (107 contracts, settlement date May 29, 2013)	0.19	960,700	10,084,750
Corn (267 contracts, settlement date December 14, 2012)	0.34	1,761,537	10,095,937
Corn (268 contracts, settlement date March 14, 2013)	(0.13)	(669,413)	10,177,300
Corn (268 contracts, settlement date May 14, 2013)	(0.12)	(636,738)	10,137,100
Cotton (282 contracts, settlement date December 06, 2012)	(0.04)	(183,560)	9,961,650
Cotton (283 contracts, settlement date March 06, 2013)	(0.01)	(28,035)	10,142,720
Cotton (282 contracts, settlement date May 08, 2013)	(0.08)	(388,065)	10,259,160
FCOJ-A (642 contracts, settlement date January 10, 2013)	(0.01)	(68,445)	10,920,420
FCOJ-A (599 contracts, settlement date March 08, 2013)	0.01	39,338	10,373,182
FCOJ-A (516 contracts, settlement date May 10, 2013)	(0.05)	(273,060)	9,063,540
Gold (57 contracts, settlement date December 27, 2012)	0.14	730,310	10,111,230
Gold (57 contracts, settlement date February 26, 2013)	0.19	977,210	10,123,770
Gold (57 contracts, settlement date April 26, 2013)	0.17	885,620	10,134,600
Heating Oil (46 contracts, settlement date November 30, 2012)	0.15	787,416	6,073,242
Heating Oil (46 contracts, settlement date December 31, 2012)	0.14	732,606	6,038,466
Heating Oil (47 contracts, settlement date January 31, 2013)	0.02	121,976	6,131,046
Heating Oil (47 contracts, settlement date February 28, 2013)	0.02	111,901	6,078,933
Heating Oil (47 contracts, settlement date March 28, 2013)	0.02	95,815	6,015,962
Lean Hogs (315 contracts, settlement date December 14, 2012)	(0.09)	(461,720)	9,292,500
Lean Hogs (314 contracts, settlement date February 14, 2013)	(0.03)	(160,300)	10,079,400
Lean Hogs (314 contracts, settlement date April 12, 2013)	(0.02)	(81,030)	10,996,280
Light, Sweet Crude Oil (65 contracts, settlement date November 16, 2012)	0.07	363,080	6,016,400
Light, Sweet Crude Oil (65 contracts, settlement date December 19, 2012)	0.08	389,630	6,045,000
Light, Sweet Crude Oil (65 contracts, settlement date January 22, 2013)	(0.02)	(83,920)	6,072,300
Light, Sweet Crude Oil (65 contracts, settlement date February 20, 2013)	(0.01)	(73,820)	6,094,400
Light, Sweet Crude Oil (65 contracts, settlement date March 20, 2013)	(0.01)	(68,500)	6,108,700
Live Cattle (197 contracts, settlement date December 31, 2012)	(0.04)	(201,770)	9,826,360
Live Cattle (197 contracts, settlement date February 28, 2013)	(0.02)	(126,980)	10,119,890
Live Cattle (196 contracts, settlement date April 30, 2013)	(0.04)	(186,450)	10,389,960
Natural Gas (163 contracts, settlement date November 28, 2012)	0.13	678,000	5,892,450
Natural Gas (162 contracts, settlement date December 27, 2012)	0.13	687,290	6,102,540
Natural Gas (162 contracts, settlement date January 29, 2013)	0.11	548,150	6,123,600
Natural Gas (163 contracts, settlement date Februay 26, 2013)	0.10	527,810	6,115,760
Natural Gas (163 contracts, settlement date March 26, 2013)	0.10	508,120	6,079,900
Platinum (182 contracts, settlement date January 29, 2013)	0.36	1,853,695	15,190,630
Platinum (181 contracts, settlement date April 26, 2013)	0.44	2,249,430	15,137,030
Silver (59 contracts, settlement date December 27, 2012)	0.34	1,771,740	10,200,215
Silver (58 contracts, settlement date March 26, 2013)	0.36	1,842,405	10,049,950
Silver (58 contracts, settlement date May 29, 2013)	0.36	1,855,920	10,060,390
Soybean (129 contracts, settlement date January 14, 2013)	0.20	1,013,975	10,337,737
Soybean (130 contracts, settlement date March 14, 2013)	0.01	76,375	10,167,625
Soybean (130 contracts, settlement date May 14, 2013)	0.05	243,125	9,889,750
Sugar (664 contracts, settlement date February 28, 2013)	(0.06)	(303,834)	15,185,946
Sugar (663 contracts, settlement date April 30, 2013)	(0.06)	(306,600)	15,192,778
Wheat (221 contracts, settlement date December 14, 2012)	0.31	1,594,938	9,972,625
Wheat (225 contracts, settlement date March 14, 2013)	0.02	93,350	10,262,813
Wheat (225 contracts, settlement date May 14, 2013)	0.03	138,038	10,195,313
Net Unrealized Apprecation on Futures Contracts	4.60%	$23,791,716	$516,077,204

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
*      Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended September 30, 2012 and 2011
and Nine Months Ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Interest Income	$96,791	$8,112	$218,274	$315,212

Expenses
Management fee to related party	1,083,522	1,541,729	3,575,970	4,580,065
Brokerage fees and expenses	23,992	377,372	127,306	1,235,255
Total expenses	1,107,514	1,919,101	3,703,276	5,815,320
Net Investment Loss	(1,010,723)	(1,910,989)	(3,485,002)	(5,500,108)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	-	-	903	-
Futures Contracts	14,511,408	(25,287,264)	(64,144,670)	71,611,757
Net Realized Gain (Loss)	14,511,408	(25,287,264)	(64,143,767)	71,611,757
Net Change in Unrealized Gain (Loss) on
Investments	(4,561)	(6,170)	6,714	(19,543)
Futures Contracts	23,223,583	(39,422,299)	68,793,505	(127,256,336)
Net Change in Unrealized Gain (Loss)	23,219,022	(39,428,469)	68,800,219	(127,275,879)
Net Realized and Unrealized Gain (Loss) on Investments and Future Contracts	37,730,430	(64,715,733)	4,656,452	(55,664,122)

Net Gain (Loss)	$36,719,707	$(66,626,722)	$1,171,450	$(61,164,230)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2012

	General Units				Limited Units				Total

				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Earnings	Equity	Units	Amount	Earnings	Equity	Equity

Balance at January 1, 2012	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016
Creation of Limited Units	-	-	-	-	2,800,000	87,933,308	-	87,933,308	87,933,308
Redemption of Limited Units	-	-	-	-	(5,300,000)	(153,587,632)	-	(153,587,632)	(153,587,632)
Net gain:
Net investment loss	-	-	(10)	(10)	-	-	(3,484,992)	(3,484,992)	(3,485,002)
Net realized loss on Investments and Futures Contracts	-	-	(161)	(161)	-	-	(64,143,606)	(64,143,606)	(64,143,767)
Net change in unrealized gain on Investments and Futures Contracts	-	-	202	202	-	-	68,800,017	68,800,017	68,800,219
Net gain:	-	-	31	31	-	-	1,171,419	1,171,419	1,171,450

Balance at September 30, 2012	50	$1,500	$29	$1,529	16,900,000	$483,708,257	$32,965,356	$516,673,613	$516,675,142

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
Cash flow from operating activities:
Net Gain (Loss)	$1,171,450	$(61,164,230)
Adjustments to reconcile net gain (loss) to net cash used for operating activities:
Purchase of investment securities	(1,609,751,562)	(1,584,744,181)
Proceeds from sales of investment securities	1,139,992,043	1,465,000,000
Net accretion of discount	(218,274)	(315,212)
Net realized gain on investment securities	(903)	-
Unrealized depreciation (appreciation) on investments	(68,800,219)	127,275,879
Increase (decrease) in payable - capital shares	(1,497,826)	9,138,309
Increase (decrease) in accrued expenses	(814,625)	838,009
Net cash used for operating activities	(539,919,916)	(43,971,426)

Cash flows from financing activities:
Proceeds from creation of Limited Units	87,933,308	335,388,859
Redemption of Limited Units	(153,587,632)	(190,195,629)
Net cash provided by (used for) financing activities	(65,654,324)	145,193,230

Net change in cash	(605,574,240)	101,221,804
Cash held by broker at beginning of period	619,079,494	6,487,519
Cash held by broker at end of period	$13,505,254	$107,709,323

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
GreenHaven Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

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

Unaudited Interim Financial Information
The financial statements as of September 30, 2012 and for the three-month and nine-month periods ended September 30, 2012 and 2011 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

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

(d) Income Taxes

The Fund accounts for uncertainty in income taxes pursuant to the applicable accounting standard, which provides measurement, presentation and disclosure guidance related to uncertain tax positions. The guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this topic, the Fund may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Fund’s adoption of this tax standard has not had a material impact on the Fund’s financial condition, results of operations or liquidity.

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

(h) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, September 30, 2012 and when the financial statements were issued.

During that period, 0 Limited Shares were created and 500,000 Limited Shares were redeemed resulting in 16,400,000 Limited Shares outstanding.

Other than these events, the evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

(4) Fair Value Measurements

The existing guidance for fair value measurements establishes the authoritative definition for fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and unobservable inputs as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 — inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — unobservable inputs for the asset or liability.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of September 30, 2012, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$479,985,400	$-	$479,985,400
Futures Contracts	23,791,716	-	-	23,791,716
Total	$23,791,716	$479,985,400	$-	$503,777,116

There were no transfers between Level 1 and Level 2 for the Fund during the nine months ended September 30, 2012. The Fund did not hold any Level 3 securities during the nine months ended September 30, 2012.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of September 30, 2012, the Funds were invested in futures contracts.

At September 30, 2012, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*
Futures Contracts	$23,791,716	$-	$23,791,716

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the nine months ended September 30, 2012:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(64,144,670)	$68,793,505

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended September 30, 2012:

Derivative Instruments	Realized Gain on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$14,511,408	$23,223,583

At December 31, 2011, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*
Futures Contracts	$(45,001,789)	$-	$(45,001,789)

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

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended September 30, 2011:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$(25,287,264)	$(39,422,299)

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

The total payment required to create each Basket is the value of the Fund’s Net Asset Value per Share for 50,000 Shares as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00 p.m., New York time, on the Business Day immediately following the creation order date at Net Asset Value per Share as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee is paid by the Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by the Managing Owner, as well as for commodity futures trading advisory services. The management fees incurred for the nine-month periods ended September 30, 2012 and 2011 were $3,575,970 and $4,580,065, respectively, and the management fee incurred for the three-month periods ended September 30, 2012 and 2011 was $1,083,522 and $1,541,729, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

Brokerage commissions and fees are charged against the Master Fund’s assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the nine-month periods ended September 30, 2012 and 2011 were $127,306 and $1,235,255, respectively, and the brokerage commissions and trading fees for the three-month periods ended September 30, 2012 and 2011 were $23,992 and $377,372, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed.

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

(11) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month and nine-month periods ended September 30, 2012 and 2011. The net investment loss and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011

Net Asset Value
Net asset value per Limited Share, beginning of period	$28.43		$33.59		$29.96		$32.88

Net realized and change in unrealized gain (loss) from investments	2.20		(3.04)		0.79		(2.16)
Net investment loss	(0.06)		(0.09)		(0.18)		(0.26)
Net increase (decrease) in net assets from operations	2.14		(3.13)		0.61		(2.42)
Net asset value per Limited Share, end of period	$30.57		$30.46		$30.57		$30.46

Market value per Limited Share, beginning of period	$28.36		$33.50		$29.96		$32.95
Market value per Limited Share, end of period	$30.50		$30.34		$30.50		$30.34

Ratio to average net assets (i)
Net investment loss	(0.79	) %	(1.06	) %	(0.83	) %	(1.02	) %
Total expenses	0.87%		1.06%		0.88%		1.08%

Total Return, at net asset value (ii)	7.53%		(9.32	) %	2.04%		(7.36	) %
Total Return, at market value (ii)	7.55%		(9.43	) %	1.80%		(7.92	) %

(i) Percentages are annualized.
(ii) Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Capital Resources
The Fund had no commitments for capital expenditures as of September 30, 2012. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2012 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2012

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500	-	-	-	-
1/31/2008	$31.65	350,050	$11,079,083	5.50%	-	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,771	11.88%	-	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623	-8.33%	-	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,675	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,189	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,842	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,186	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,583	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,102	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,544	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,587	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,585	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,211	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For both of the nine months ended September 30, 2012 and September 30, 2011, the Fund’s Net Asset Value outperformed the Index by 1.23%.

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

The Fund’s Risk by Market Sector

The following were the primary trading risk exposures of the Fund as of September 30, 2012 by market sector.
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

Changes in Internal Control over Financial Reporting
The Fund commenced trading on January 24, 2008 and began to exercise its internal control over financial reporting thereafter. The Fund’s investing activity is limited to the purchase and sale of commodity futures contracts and of short-term U.S. Treasury bills. Futures transactions are made through Morgan Stanley, the Commodity Broker, which provides the Fund with statements on a daily basis. The Bank of New York Mellon Corporation, the Fund’s Administrator, reconciles the reports from Morgan Stanley with its own records of Fund transactions. In addition, the Managing Owner each day reconciles its own records with those of Morgan Stanley and the Bank of New York Mellon Corporation.

During the three months ended September 30, 2012, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended September 30, 2012, 1,350,000 Limited Shares were redeemed for $39,468,313.50. On September 30, 2012, 16,900,000 Limited Shares of the Fund were outstanding for a market capitalization of $515,450,000, based on the September 28, 2012 closing price of $30.50 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) by Authorized Participants for each month during the quarter ended September 30, 2012:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	900,000	$28.92	N/A	N/A
August 1, 2012 to August 31, 2012	450,000	$29.86	N/A	N/A
September 1, 2012 to September 30, 2012	-	$-	N/A	N/A
Total	1,350,000	$29.24

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

GreenHaven Continuous Commodity Index Fund

By:	GreenHaven Commodity Services LLC, its Managing Owner

By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: November 8, 2012	By:	/s/ Cooper Anderson
Name: Cooper Anderson
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

By:	GreenHaven Commodity Services LLC, its Managing Owner

By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: November 8, 2012	By:	/s/ Cooper Anderson
Name: Cooper Anderson
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8