Form 10-K
period 2012-12-31
GreenHaven Continuous Commodity Index Master Fund; GreenHaven Continuous Commodity Index Fund
filed 2013-02-26
CIK 1379527, 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Numbers: 001-33909, 001-33908

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Exact name of registrant as specified in its charter)

GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
(Exact name of Co-registrant as specified in its charter)

Delaware	26-0151234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services, LLC 3340 Peachtree Rd, Suite 1910 Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 239-7942

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca

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

Large accelerated filer  ☒    Accelerated Filer  ☐  Non-Accelerated Filer  ☐ Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The market value of the voting and non-voting common equity held by non-affiliates calculated based on the closing sale share price of $28.36 as reported on the New York Stock Exchange Arca (“NYSE”) on June 30, 2012 was $510,480,000.

Number of Common Units of Beneficial Interest outstanding as of December 31, 2012: 16,450,000.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”.

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

Under the Trust Declaration of the Fund and the Master Fund, CSC Trust Company of Delaware, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner certain of the powers and authority to manage the business and affairs of the Fund and the Master Fund and has duties and liabilities to the Fund and the Master Fund.

THE INDEX

Index Description
The original Commodity Research Bureau Index (the “CRB Index”) was widely viewed as a broad measure of overall commodity price trends because of the diverse nature of its constituent commodities. In 2005, the CRB Index was revised for a tenth time, and is currently known as the Thomson Reuters/Jeffries CRB Index.  The ninth revision formula continued to be calculated and was renamed the Continuous Commodity Index (the “CCI Index”). On January 7, 2013, the CCI Index was revised for a tenth time to include Soybean oil and remove ICE Frozen Concentrated Orange Juice at an equivalent allocation. Additionally, the Index methodology was changed from geometric averaging to arithmetic averaging and a five-day roll period replaced the former one-day period. Thomson Reuters America LLC is the owner, publisher, and custodian of the Continuous Commodity Index -Total Return (the “Index”) which represents a total return version of the CCI Index.  Prior to the tenth revision, the Index was calculated to produce an equal-weighted geometric mean of the individual commodity price relatives, i.e., a ratio of the current price to the base year average price. The base year of the Continuous Commodity Index (CCI) is 1967 with a starting value of 100.

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

Commodity Allowed	Contracts	Exchanges*	Index Weight	Sector Weight
Crude Oil	All 12 calendar months	CME	5.88%	Energy 17.65%
Heating Oil	All 12 calendar months	CME	5.88%
Natural Gas	All 12 calendar months	CME	5.88%

Corn	Mar, May, Jul, Sep, Dec	CME	5.88%	Grains 23.53%
Wheat	Mar, May, Jul, Sep, Dec	CME	5.88%
Soybeans	Jan, Mar, May, Jul, Aug, Nov	CME	5.88%
Soybean Oil	Jan, Mar, May, Jul, Aug, Sep,	CME	5.88%
	Oct Dec

Live Cattle	Feb, Apr, Jun, Aug, Oct, Dec	CME	5.88%	Livestock 11.76%
Lean Hogs	Feb, Apr, Jun, Jul, Aug, Oct, Dec	CME	5.88%

Sugar	March, May, July, October	ICE	5.88%	Softs 23.53%
Cotton	March, May, July, December	ICE	5.88%
Coffee	Mar, May, Jul, Sep, Dec	ICE	5.88%
Cocoa	Mar, May, Jul, Sep, Dec	ICE	5.88%

Gold	Feb, Apr, Jun, Aug, Dec	CME	5.88%	Metals 23.53%
Silver	Mar, May, Jul, Sep, Dec	CME	5.88%
Platinum	Jan, Apr, Jul, Oct	CME	5.88%
Copper	Mar, May, Jul, Sep, Dec	CME	5.88%

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

Index Methodology

Thomson Reuters America LLC is the owner, custodian, and calculating agent for the CCI-TR.  The daily return is calculated by multiplying the previous day index value with the daily return of the current or reference basket.

The individual commodity contributions are calculated as follows:

1. Arithmetic averages for each commodity on the relevant business day are calculated.

Where Cm,t represents the sum across the included contracts for each of the 17 commodities , so

Where,
S	is the price of a given contract month
W	is the equal weight of 5.88% (1/17th) for each constituent commodity
avgt	is the daily average of settlement prices
m	represents each commodity
t	is each trading day for which updated settlement prices are available

2. The current day’s value of the average price of the 17 commodities is then used with the prior day’s corresponding value to derive the applicable fair value index (“CRBCC”):

CRBCCt = CRBCCt-1 * (avgt / avgt-1 )

The CRBCC defines the actively considered set of futures contracts for each commodity as described further in the 6 roll schedules listed on the Thomson Reuters website and in the methodology document located at:

http://thomsonreuters.com/products_services/financial/thomson_reuters_indices/indices/commodity_indices/#tab2

3. Total Return:
CCITRT = CCITRT-1 * (avgt / avgt-1  + tbillt)

Where,
CCITRis the index level, set at 100 on Jan 1st, 1981
tbill is the US Treasury Bill return for the given day, calculated as:

Note that for example after a weekend, 3 days of returns are due to be added to the index.

Contract Roll

The roll periods take place during the week leading up to the second Friday of the same six months (Jan, Feb, Apr, June, Aug, and Nov) every year. The roll implies a change from the pre-roll basket of contracts to the post-roll basket according to the following pattern:

At the close of Day 1: 20% post-roll basket + 80% pre-roll basket

Intraday of Day 2: 20% post-roll basket + 80% pre-roll basket

At the close of Day 2: 40% post-roll basket + 60% pre-roll basket

Intraday of Day 3: 40% post-roll basket + 60% pre-roll basket

At the close of Day 3: 60% post-roll basket + 40% pre-roll basket

Intraday of Day 4: 60% post-roll basket + 40% pre-roll basket

At the close of Day 4: 80% post-roll basket + 20% pre-roll basket

Intraday of Day 5: 80% post-roll basket + 20% pre-roll basket

At the close of Day 5: 100% post-roll basket

Good Friday can fall on the second Friday in April (e.g. 2017). In this case, the open on the following Monday shows the final 40% of the roll rather than the final 20%. If no trading takes place during the roll for other reasons, reallocation between contracts without a price change is implemented for such days.

The Index is calculated 5:00am - 6:00pm ET (Thomson Reuters) , 8:00am – 8:22pm ET (disseminated on NYSE Arca). The Index settles on a final value at approximately 3:15pm ET.

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

The Master Fund holds a portfolio of futures contracts on the Index Commodities as well as cash, United States Treasury securities, and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The Master Fund’s portfolio is traded with a view to reflecting the performance of the Index over time, whether the Index is rising, falling or flat over any particular period. The Master Fund is not “managed” by traditional methods, which typically involve effecting changes in the composition of a given portfolio on the basis of judgments relating to economic, financial and market considerations with a view to obtaining positive results under all market conditions. To maintain the correspondence between the composition and weightings of the Index Commodities comprising the Index, the Managing Owner may adjust or rebalance the Portfolio on a daily basis to conform to changes in the identity and/or relative weighting of the Index Commodities. The Managing Owner aggregates certain of the adjustments and makes changes to the portfolio in the case of significant changes to the Index.

There can be no assurance that either the Fund or the Master Fund will achieve its investment objective or avoid substantial losses. The Master Fund has a trading and performance history of approximately five years. The value of the Shares is expected to fluctuate generally in relation to changes in the value of the Master Fund Units.

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

Principals and Key Employees. Ashmead Pringle and Cooper Anderson serve as the chief decision makers of the Managing Owner. The biographies and further information of the key employees and officers of the Managing Owner can be found starting on page 82 of this Form 10-K.

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

Reports to Shareholders
The Managing Owner furnishes Investors with annual reports as required by the rules and regulations of the SEC as well as with those reports required by the CFTC and the NFA, including, but not limited to, an annual audited financial statement certified by independent registered public accountants and any other reports required by any other governmental authority that has jurisdiction over the activities of the Fund and the Master Fund. Investors also will be provided with appropriate information to permit them (on a timely basis) to file their United States federal and state income tax returns with respect to their Shares.

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

The Managing Owner may in its discretion (and under unusual circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s commodity brokerage account will be accrued at least monthly. The amount of any distribution will be a liability of the Master Fund from the day when the distribution is declared until it is paid.

Net Asset Value per Master Fund Unit is the Net Asset Value of the Master Fund divided by the number of outstanding Master Fund Units. Because there will be a one-to-one correlation between Shares and Master Fund Units, the Net Asset Value per Share and the Net Asset Value per Master Fund Unit will be equal.

Termination Events
See Note (9) Termination on page 73.

The Commodity Broker
A variety of executing brokers may execute futures transactions on behalf of the Master Fund.  The Managing Owner, on behalf of the Fund, designated Morgan Stanley & Co., LLC (“MS&Co.”) as the Master Fund’s Commodity Broker, and may in the future designate other firms that are registered with the CFTC as a futures commission merchant and are members of the NFA in such capacity to replace or supplement the Commodity Broker.  The Commodity Broker(s) executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund.  The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities.  On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis.  The Managing Owner does not expect brokerage commissions and fees to exceed 0.20% of the average daily net asset value of the Master Fund in any year, although the actual amount of brokerage commissions and fees in any year may be greater due to changes in transaction volume and volatility.

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

The Administration Agreement provides for the exculpation and indemnification of the Administrator from and against any costs, expenses, damages, liabilities or claims (other than those resulting from the Administrator’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against the Administrator in performing its obligations or duties under the Administration Agreement. Key terms of the Administration Agreement are summarized under the heading “Material Contracts.”  The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Administrator also receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem share baskets consisting of 50,000 shares (“Baskets”) in the amount of $500 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund or the Master Fund. An Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust Company, and (3) have entered into an agreement with the Fund and the Managing Owner (a Participant Agreement). The Managing Owner and the Administrator retain the services of one or more additional service providers to assist the Fund and/or the Master Fund with certain income tax reporting requirements of the Fund and its Shareholders.

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

The Marketing Agent
The Managing Owner, on behalf of the Fund and Master Fund, has appointed ALPS Distributors, Inc. as a marketing agent (the “Marketing Agent”) to the Fund and Master Fund. The Marketing Agent provides assistance to the Managing Owner with certain function and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus, providing support to national account managers’ and wholesalers’ filed activities, and assisting national account managers in implementing sales strategy. The Marketing Agent does not open or maintain customer accounts or handle orders for the Fund. The Marketing Agent engages in public seminars, road shows, conferences, media interviews, fields incoming telephone “800”number calls and distributes sales literature and other communications (including electronic media) regarding the Fund. Investors may contact the Marketing Agent toll-free in the U.S. at (800) 320-2577.

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

Unusual Fees and Expenses
The Master Fund pays all its unusual fees and expenses, if any, of the Fund and Master Fund generally, if any, as determined by the Managing Owner. Unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Unusual fees and expenses shall also include material expenses which are not currently anticipated obligations of the Fund or Master Fund or of managed futures funds in general. Routine operational, administrative and other ordinary expenses will not be deemed unusual expenses.

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

Except as otherwise expressly provided in the Custody Agreement, the Custodian shall not be liable for any costs, expenses, damages, liabilities or claims, including attorneys’ and accountants’ fees, or losses, incurred by or asserted against the Fund, except those losses arising out of the gross negligence or willful misconduct of the Custodian. The Custodian shall have no liability whatsoever for the action or inaction of any depository. Subject to the Custodian’s delegation of its duties to its affiliates, the Custodian’s responsibility with respect to any securities or cash held by a sub-custodian is limited to the failure on the part of the Custodian to exercise reasonable care in the selection or retention of such sub-custodian in light of prevailing settlement and securities handling practices, procedures and controls in the relevant market. With respect to any losses incurred by the Fund as a result of the acts or the failure to act by any sub-custodian (other than an affiliate of the Custodian), the Custodian shall take appropriate action to recover such losses from such sub-custodian; and the Custodian’s sole responsibility and liability to the Fund shall be limited to amounts so received from such sub-custodian (exclusive of costs and expenses incurred by the Custodian). In no event shall the Custodian be liable to the Fund or any third party for special, indirect or consequential damages, or lost profits or loss of business, arising in connection with the Custody Agreement.

The Fund shall indemnify the Custodian and each sub-custodian for the amount of any tax that the Custodian, any such sub-custodian or any other withholding agent is required under applicable laws (whether by assessment or otherwise) to pay on behalf of, or in respect of income earned by or payments or distributions made to or for the account of the Fund (including any payment of tax required by reason of an earlier failure to withhold). The Custodian shall, or shall instruct the applicable sub-custodian or other withholding agent to, withhold the amount of any tax which is required to be withheld under applicable law upon collection of any dividend, interest or other distribution made with respect to any security and any proceeds or income from the sale, loan or other transfer of any security. In the event that the Custodian or any sub-custodian is required under applicable law to pay any tax on behalf of Fund, the Custodian is hereby authorized to withdraw cash from any cash account in the amount required to pay such tax and to use such cash, or to remit such cash to the appropriate sub-custodian, for the timely payment of such tax in the manner required by applicable law.

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

(i)
All actions of the Transfer Agent or its agents or sub-contractors required to be taken pursuant to this Agreement, provided that such actions are taken without gross negligence, or willful misconduct;

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

The Distribution Services Agreement, originally dated January 16, 2007 (as amended on May 15, 2009 and January 7, 2011) shall continue until two years from such date and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Fund’s Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty (60) days’ written notice by the Fund’s Managing Owner or by the Distributor. In accordance with the terms of the Distribution Services Agreement, the Managing Owner has informed the Distributor that instead of automatically renewing it intends to meet with the Distributor to review the terms of the agreement. The terms of the present agreement remains in effect until amended. The Distribution Services Agreement shall automatically terminate in the event of its assignment.

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

Thomson Reuters America LLC entered into a License Agreement with the Managing Owner whereby the Managing Owner was granted an exclusive license with respect to the development and creation of U.S. exchange traded funds. The amended license agreement granted to the Managing Owner has a term ending October 1, 2013 and may be terminated under certain circumstances which could cause your investment to decline significantly in value. In addition to that, because the license granted is an exclusive license with respect to a limited type of investment product, a different product could be created, which could also cause your investment to decline in value. If the license expires and is not renewed or is terminated, or a competitive product is created, then the Managing Owner could seek shareholder approval to either (i) liquidate the Master Fund and the Fund or (ii) approve a different index to track for comparison purposes.

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

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Master Fund.

In the past the CFTC and the commodity exchange rules have imposed speculative position limits in certain agricultural commodities on market participants classed as “speculative”, which included the Master Fund, trading in certain agricultural commodities. These position limits prohibited any person from holding a position of more than a specific number of such futures contracts. As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, these limits are being revised and expanded, and their final form is not yet known. The Managing Owner anticipates that such position limits, as well as accountability limits currently in place on exchanges, will not become more of an issue until the Master Fund reaches a net asset value in excess of US$2.1 billion, at which point the Managing Owner may either prevent the issuance of additional creation units or may apply to the CFTC for relief from certain position limits.

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

Fees are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund indirectly is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of up to 0.85% per annum. Additional charges include brokerage fees expected to be approximately 0.20% per annum in the aggregate. The Fund is expected to earn interest income at an annual rate of .07% per annum, based upon the current yield on a three month U.S. Treasury bill. Consequently, it is expected that interest income will not exceed fees unless short-term Treasury rates rise.   If interest rates remain below 1.05% as they are as of this filing, the Fund will need to have positive performance in order to break-even (net of fees and expenses). Consequently, the expenses of the Master Fund, over time, could result in significant losses to your investment in the Shares. You may never achieve profits, significant or otherwise.

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

Failure or Lack of Segregation of Assets May Increase Losses.

The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, any Master Fund Units could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. In addition to that, it is possible that in the event of a clearing broker’s bankruptcy, investors experience a loss of all their moneys, which would therefore imply that none of the investments may be recovered, not just a pro rata share. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action. Such material actions, if any, are described under “The Commodity Broker.”  In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

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

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund and the Master Fund compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions that are beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

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

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2013 may specify a January 2014 expiration. As that contract nears expiration, it may be replaced by selling the January 2014 contract and purchasing the contract expiring in March 2014. This process is referred to as “rolling.” At times, the prices for contracts with shorter-term expirations are higher than for contracts with longer-term expirations, a condition known as “backwardation.” In these circumstances, absent other factors, the sale of a January 2014 contract would take place at a price that is higher than the price at which a March 2014 contract is purchased, thereby creating a gain in connection with rolling. While some commodities have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in any of the commodities comprising the Index could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

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

Regulatory Reporting and Compliance

The Fund is subject to changing regulation of corporate governance and public disclosure that have increased both the costs and the risk of noncompliance.

Because the Fund’s common shares are publicly traded, it is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the SEC and NYSE Arca, have in recent years issued new requirements and regulations. From time to time, these authorities have continued to develop additional regulations or interpretations of existing regulations. The Fund’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

The Fund is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control system is designed to provide reasonable assurance to its management and its board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Fund assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. Based on that assessment, the Fund believes that, as of December 31, 2012, internal control over financial reporting is effective.

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

The Fund and the Master Fund do not own or use physical properties in the conduct of their business. Their assets consist of futures contracts, cash, United States Treasury obligations and other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326. Any value attributable to an implied or imputed use or sharing of the Managing Owner’s facilities is deemed to be included in other fees paid by the Fund to the Managing Owner.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Limited Shares of the Fund trade on the New York Stock Exchange under the symbol “GCC.”
2012 Monthly Stock Price Data for GCC
Date	Open	High	Low	Close
December	30.02	30.12	28.67	28.83
November	29.60	30.12	29.09	29.85
October	30.67	30.80	29.43	29.49
September	30.78	31.61	29.97	30.50
August	29.40	30.42	29.06	30.37
July	29.29	29.99	28.32	29.61
June	26.66	28.44	26.53	28.36
May	29.48	29.61	26.88	26.93
April	30.22	30.64	29.00	29.47
March	31.75	32.36	29.90	30.28
February	31.20	32.14	30.92	31.69
January	30.37	31.90	30.09	31.29

2011 Monthly Stock Price Data for GCC
Date	Open	High	Low	Close
December	31.05	31.31	28.98	29.96
November	31.39	32.69	30.42	31.18
October	30.15	32.80	29.84	32.21
September	35.19	35.22	30.28	30.34
August	34.66	35.30	32.66	35.23
July	33.50	35.13	33.20	34.47
June	34.80	35.18	32.90	33.50
May	36.45	36.46	33.10	34.90
April	35.15	36.51	35.03	36.40
March	35.57	36.19	32.82	35.23
February	34.08	36.00	33.98	35.33
January	33.49	34.25	32.08	34.03

2010 Monthly Stock Price Data for GCC
Date	Open	High	Low	Close
December	29.99	33.51	29.98	32.95
November	30.04	33.53	29.02	29.69
October	28.23	30.01	27.56	29.79
September	26.45	28.55	26.40	28.16
August	26.73	27.13	25.68	26.20
July	24.81	26.43	24.56	26.41
June	24.39	25.57	23.83	24.93
May	25.83	25.86	23.88	24.54
April	25.22	25.96	25.15	25.79
March	25.79	25.94	24.68	25.08
February	25.21	25.88	24.27	25.72
January	26.93	27.30	25.05	25.06

Price Range of Units

Fiscal Year 2012	High	Low
1st Quarter	32.36	29.90
2nd Quarter	30.64	26.53
3rd Quarter	31.61	28.32
4th Quarter	30.80	28.67

Fiscal Year 2011	High	Low
1st Quarter	36.19	32.08
2nd Quarter	36.51	32.90
3rd Quarter	35.30	30.28
4th Quarter	32.80	28.98

Shares Outstanding

As of December 31, 2012, the Fund had 16,450,000 of its Limited Shares outstanding.

As of December 31, 2011, the Fund had 19,400,000 of its Limited Shares outstanding.

As of December 31, 2010, the Fund had 16,250,000 of its Limited Shares outstanding.

Distributions
There were no distributions during 2012, 2011, or 2010.

Holders
As of December 31, 2012, there were 29,554 holders of the Fund’s Shares.

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

During the year ended December 31, 2012, 3,250,000 Shares were created for $101,149,075 and 6,200,000 Shares were redeemed for $180,296,699. For the three months ended December 31, 2012, 450,000 Shares were created for $13,215,767 and 900,000 Shares were redeemed for $26,709,067. On December 31, 2012, 16,450,000 Shares of the Fund were outstanding for a market capitalization of $474,253,500.

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

Dividends
The Fund has not made and does not intend to make cash distributions to its shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Period Ended December 31, 2008 (i)
Revenues (interest income)	$331,044	$335,677	$301,808	$126,329	$338,455
Total assets	$479,691,588	$584,077,695	$535,067,061	$229,623,343	$17,550,900
Net realized and unrealized gain (loss) on futures transactions and investments, inclusive of commissions	$(22,718,144)	$(66,905,929)	$89,562,608	$27,112,878	$(7,095,792)
Net gain (loss)	$(27,402,292)	$(73,765,925)	$86,627,933	$25,933,097	$(7,001,170)
Net gain (loss) per share	$(1.67)	$(3.80)	$5.33	$2.96	$(8.75)

(i) The Fund commenced investment operations on January 23, 2008.

Selected Quarterly Financial Data (Unaudited)

	For the Three	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Interest Income	$30,714	$90,769	$96,791	$112,770
Net Investment Income (Loss)	$(1,368,267)	$(1,106,011)	$(1,010,723)	$(1,199,146)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	$6,579,006	$(39,652,985)	$37,730,430	$(27,374,596)
Net Gain (Loss)	$5,210,739	$(40,758,996)	$36,719,707	$(28,573,742)
Increase (Decrease) in Net Asset Value	$63,710,745	$(133,156,182)	$4,962,563	$(42,067,042)
Net Gain (Loss) per Share	$0.39	$(1.92)	$2.14	$(1.72)

	For the Three	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Interest Income	$187,623	$119,476	$8,112	$20,465
Net Investment Income (Loss)	$(1,551,905)	$(2,037,214)	$(1,910,989)	$(1,359,888)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	$44,819,207	$(35,767,596)	$(64,715,733)	$(11,241,807)
Net Gain (Loss)	$43,267,302	$(37,804,810)	$(66,626,722)	$(12,601,695)
Increase (Decrease) in Net Asset Value	$283,986,486	$(84,481,829)	$(115,475,657)	$(37,234,039)
Net Gain (Loss) per Share	$2.32	$(1.61)	$(3.13)	$(0.50)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts on the commodities comprising the Index (the “Index Commodities”). Through January 6, 2013 the Index Commodities were wheat, corn, soybeans, live cattle, lean hogs, gold, silver, platinum, copper, cotton, coffee, cocoa, orange juice, sugar, crude oil, heating oil, and natural gas. Following the tenth revision on January 7, 2013, orange juice was removed and soybean oil was added at an equivalent allocation.

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

The ticker symbol of the Fund is GCC.

Management’s Discussion of Results of Operations
Results of Operations. As of December 31, 2012, the net unrealized loss on Futures Contracts owned or held on that day was $12,514,458 and the Fund had total assets of $479,691,588. The ending per unit NAV on December 31, 2012 was $28.85.

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

The Fund pays for all brokerage fees. The Managing Owner pays for all other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. Since inception, the Fund paid $0 in ongoing registration fees and other offering expenses. The Managing Owner is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the Managing Owner who are also its audit committee members.

The Fund also incurs commissions to brokers for the purchase and sale of Futures Contracts and Treasuries. Total commissions and fees amounted to $377,195, $1,300,472, and $712,620 for the years ended December 31, 2012, December 31, 2011, and 2010, respectively.

Interest Income. The Fund does not borrow money in order to obtain leverage, so the Fund does not incur any interest expense.  Rather, the Fund’s margin deposits are maintained in Treasuries and short term investments and interest is earned on the Fund’s available assets. The Fund earned total interest income of $331,044, $335,677, and $301,808, for the years ended December 31, 2012, 2011, and 2010, respectively.

Performance Summary

Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500	-	-	-	-
1/31/2008	$31.65	350,050	$11,079,083	5.50%	-	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,771	11.88%	-	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623	-8.33%	-	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,675	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,189	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,842	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,186	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,583	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,102	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,544	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,587	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,585	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,211	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%

Comparison of the CCI-TR Index and the Greenhaven Continuous Commodity Fund Net Asset Value (“GCC NAV”) for the Years
Ended December 31, 2012, 2011, and 2010 and For the Three Months Ended December 31, 2012, 2011, and 2010

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index – Total Return, or the Index, over time.  The Fund’s Net Asset Value exceeded the Index by 1.30%, 1.61%, and 1.68% net of fees for the years ended December, 31 2012, 2011, and 2010, respectively. The Fund’s Net Asset Value exceeded the Index by 0.14%, 0.43%, and 0.45% for the three months ended December 31, 2012, 2011, and 2010, respectively.  Since the fund commenced trading on January 24, 2008 through December 31, 2012, the Fund has returned -6.09% as measured by its daily closing price on NYSE Arca and the Index has returned -14.14%.

The Fund registered 4,000,000 shares on December 5, 2007 and commenced investment operations on January 23, 2008. An additional 21,000,000 shares were publicly registered on May 14, 2009 and an additional 20,000,000 shares were publicly registered on January 14, 2011 using Form S-3. As of December 31, 2012, the Fund had 16,450,000 Limited Shares outstanding.

Net Asset Value
The Administrator calculates a Net Asset Value per share of the Fund daily, based on closing prices of the underlying futures contracts.  The first such calculation was as of market close on January 24, 2008, the first day of trading. Values of the underlying Index are computed by Thomson Reuters America, LLC, and disseminated by NYSE Arca every fifteen (15) seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized – including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.

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

Market Risk
See section 1A – Risk Factors and Section 7A – Quantitative and Qualitative Disclosures About Market Risk for a complete discussion of market risk

Credit Risk
The Master Fund holds two types of investments.  The first is long positions in futures contracts on the seventeen commodities in the Index.  Since the Index allocates equally among the components and is rebalanced daily, performance risk of the futures contracts is divided equally among the components.  Each of the component commodities is traded on the CME Group or ICE exchanges.

The CME Group and ICE exchanges guarantee the performance of its outstanding futures contracts.  Each exchange is also publicly traded and, in management’s opinion, well-capitalized.  Each uses a system of margining and daily cash settlement of unrealized gains and losses in open positions, which reduces counterparty risk for market participants.  Hence, management believes that the Fund faces minimal credit or counterparty risk in its futures trading and contract positions.

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

Liquidity
The Exchange May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.
Trading in Shares may be halted due to market conditions or, in light of NYSE rules and procedures, for reasons that, in the view of the NYSE, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breake” rules that require trading to be halted for a specified period based on a specified market decline in the equity markets. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are de-listed.

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

GreenHaven Continuous Commodity Index Fund and GreenHaven Continuous Commodity Index Master Fund

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of
GreenHaven Continuous Commodity Index Fund:

We have audited the accompanying consolidated statements of financial condition of GreenHaven Continuous Commodity Index Fund and subsidiary as of December 31, 2012 and 2011, the consolidated schedules of investments as of December 31, 2012 and 2011, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the GreenHaven Continuous Commodity Index Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenHaven Continuous Commodity Index Fund and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the GreenHaven Continuous Commodity Index Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of
GreenHaven Continuous Commodity Index Master Fund:

We have audited the accompanying statements of financial condition of GreenHaven Continuous Commodity Index Master Fund as of December 31, 2012 and 2011, the schedules of investments as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the GreenHaven Continuous Commodity Index Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenHaven Continuous Commodity Index Master Fund as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the GreenHaven Continuous Commodity Index Master Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 26, 2013

GreenHaven Continuous Commodity Index Fund

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts:
U.S. Treasury Obligations (cost $469,979,439 and $9,999,989 as of 2012 and 2011, respectively)	$469,995,420	$9,999,990
Cash held by broker	22,210,626	619,079,494
Net unrealized depreciation on futures contracts	(12,514,458)	(45,001,789)
Total assets	$479,691,588	$584,077,695

Liabilities and shareholders’ equity
Capital shares payable	$4,327,722	$1,497,826
Management fee payable to related party	354,469	438,205
Accrued brokerage fees and expenses payable	401,297	983,648
Total liabilities	5,083,488	2,919,679

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(57)	(2)
Total General Units	1,443	1,498
Limited Units:

Paid in capital - 16,450,000 and 19,400,000 redeemable units issued and outstanding as of 2012 and 2011, respectively	470,214,957	549,362,581
Retained earnings	4,391,700	31,793,937

Total Limited Units	474,606,657	581,156,518

Total shareholders’ equity	474,608,100	581,158,016

Total liabilities and shareholders’ equity	$479,691,588	$584,077,695

Net asset value per share

General Units	$28.86	$29.96

Limited Units	$28.85	$29.96
See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2012

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.06% due January 03, 2013	37.93%	$180,000,000	$180,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	6.32	29,999,820	30,000,000
U.S. Treasury Bills, 0.05% due January 24, 2013	40.03	189,997,910	190,000,000
U.S. Treasury Bills, 0.11% due February 14, 2013	14.75	69,997,690	70,000,000
Total U.S. Treasury Obligations (cost $469,979,439)	99.03%	$469,995,420	$470,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (414 contracts, settlement date March 13, 2013)	(0.20)%	$(948,620)	$9,257,040
Cocoa (415 contracts, settlement date May 15, 2013)	(0.20)	(932,590)	9,320,900
Cocoa (414 contracts, settlement date July 16, 2013)	(0.10)	(485,050)	9,331,560
Coffee (168 contracts, settlement date March 18, 2013)	(0.28)	(1,303,556)	9,059,400
Coffee (170 contracts, settlement date May 20, 2013)	(0.28)	(1,324,350)	9,352,125
Coffee (169 contracts, settlement date July 19, 2013)	(0.14)	(671,381)	9,477,731
Copper (102 contracts, settlement date March 26, 2013)	0.12	554,000	9,313,875
Copper (102 contracts, settlement date May 29, 2013)	0.11	544,763	9,338,100
Copper (101 contracts, settlement date July 29, 2013)	0.11	529,500	9,271,800
Corn (267 contracts, settlement date March 14, 2013)	(0.25)	(1,180,150)	9,321,637
Corn (266 contracts, settlement date May 14, 2013)	(0.23)	(1,104,225)	9,313,325
Corn (266 contracts, settlement date July 12, 2013)	(0.08)	(389,100)	9,273,425
Cotton (246 contracts, settlement date March 06, 2013)	0.08	361,630	9,242,220
Cotton (244 contracts, settlement date May 08, 2013)	0.02	99,440	9,254,920
Cotton (245 contracts, settlement date July 09, 2013)	0.10	489,040	9,416,575
FCOJ-A (838 contracts, settlement date March 08, 2013)	(0.06)	(301,343)	14,750,895
FCOJ-A (435 contracts, settlement date May 10, 2013)	0.03	133,620	7,777,800
FCOJ-A (285 contracts, settlement date July 11, 2013)	(0.01)	(61,987)	5,185,575
Gold (56 contracts, settlement date February 26, 2013)	0.07	312,270	9,384,480
Gold (55 contracts, settlement date April 26, 2013)	0.05	236,130	9,229,000
Gold (55 contracts, settlement date June 26, 2013)	(0.07)	(317,080)	9,240,000
Heating Oil (44 contracts, settlement date January 31, 2013)	0.00 *	(14,960)	5,602,766
Heating Oil (44 contracts, settlement date February 28, 2013)	0.00 *	(10,185)	5,575,046
Heating Oil (44 contracts, settlement date March 28, 2013)	0.00 *	(1,571)	5,535,869
Heating Oil (44 contracts, settlement date April 30, 2013)	0.02	85,352	5,587,982
Heating Oil (44 contracts, settlement date May 31, 2013)	0.02	90,959	5,558,045
Lean Hogs (189 contracts, settlement date February 14, 2013)	0.07	323,420	6,480,810
Lean Hogs (189 contracts, settlement date April 12, 2013)	0.01	24,060	6,707,610
Lean Hogs (188 contracts, settlement date June 14, 2013)	(0.04)	(163,170)	7,358,320
Lean Hogs (188 contracts, settlement date July 15, 2013)	(0.04)	(193,660)	7,322,600
Light, Sweet Crude Oil (60 contracts, settlement date January 22, 2013)	(0.01)	(45,010)	5,509,200
Light, Sweet Crude Oil (61 contracts, settlement date February 20, 2013)	(0.01)	(57,300)	5,628,470
Light, Sweet Crude Oil (60 contracts, settlement date March 20, 2013)	(0.01)	(38,330)	5,563,800
Light, Sweet Crude Oil (60 contracts, settlement date April 22, 2013)	0.06	279,100	5,589,600
Light, Sweet Crude Oil (60 contracts, settlement date May 21, 2013)	0.06	274,100	5,609,400
Live Cattle (175 contracts, settlement date February 28, 2013)	0.03	163,800	9,261,000
Live Cattle (174 contracts, settlement date April 30, 2013)	0.02	106,530	9,491,700
Live Cattle (175 contracts, settlement date June 28, 2013)	0.02	96,290	9,152,500
Natural Gas (163 contracts, settlement date January 29, 2013)	(0.06)	(298,990)	5,462,130
Natural Gas (163 contracts, settlement date Februay 26, 2013)	(0.05)	(251,910)	5,484,950
Natural Gas (163 contracts, settlement date March 26, 2013)	(0.04)	(189,680)	5,546,890
Natural Gas (163 contracts, settlement date April 26, 2013)	(0.07)	(316,420)	5,628,390
Natural Gas (163 contracts, settlement date May 29, 2013)	(0.06)	(298,280)	5,718,040
Platinum (181 contracts, settlement date April 26, 2013)	(0.06)	(267,470)	13,958,720
Platinum (180 contracts, settlement date July 29, 2013)	(0.07)	(329,455)	13,911,300
Silver (62 contracts, settlement date March 26, 2013)	0.01	58,585	9,370,370
Silver (61 contracts, settlement date May 29, 2013)	0.03	143,405	9,235,095
Silver (61 contracts, settlement date July 29, 2013)	(0.14)	(680,860)	9,249,125
Soybean (133 contracts, settlement date March 14, 2013)	(0.16)	(772,287)	9,373,175
Soybean (132 contracts, settlement date May 14, 2013)	(0.10)	(461,563)	9,235,050
Soybean (133 contracts, settlement date July 12, 2013)	(0.01)	(61,712)	9,278,413
Sugar (424 contracts, settlement date February 28, 2013)	(0.10)	(456,109)	9,264,909
Sugar (424 contracts, settlement date April 30, 2013)	(0.07)	(317,901)	9,307,648
Sugar (423 contracts, settlement date June 28, 2013)	0.06	278,678	9,352,022
Wheat (237 contracts, settlement date March 14, 2013)	(0.28)	(1,303,087)	9,219,300
Wheat (237 contracts, settlement date May 14, 2013)	(0.24)	(1,134,200)	9,334,838
Wheat (235 contracts, settlement date July 12, 2013)	(0.22)	(1,015,588)	9,326,563
Net Unrealized Depreciation on Futures Contracts	(2.64)%	$(12,514,458)	$473,904,029

*	Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2011

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bill, 0.00% due January 05, 2012 (cost $9,999,989)	1.72%	$9,999,990	$10,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (535 contracts, settlement date March 15, 2012)	(0.55)%	$(3,205,990)	$11,283,150
Cocoa (536 contracts, settlement date May 15, 2012)	(0.53)	(3,093,380)	11,422,160
Cocoa (536 contracts, settlement date July 16, 2012)	(0.33)	(1,932,240)	11,513,280
Coffee (133 contracts, settlement date March 20, 2012)	(0.15)	(896,456)	11,314,144
Coffee (132 contracts, settlement date May 18, 2012)	(0.16)	(919,744)	11,367,675
Coffee (132 contracts, settlement date July 19, 2012)	(0.06)	(352,538)	11,493,900
Copper (133 contracts, settlement date March 28, 2012)	(0.10)	(592,150)	11,424,700
Copper (132 contracts, settlement date May 29, 2012)	(0.11)	(608,013)	11,376,750
Copper (132 contracts, settlement date July 27, 2012)	0.01	51,438	11,401,500
Corn (349 contracts, settlement date March 14, 2012)	(0.15)	(862,200)	11,281,425
Corn (349 contracts, settlement date May 14, 2012)	(0.15)	(839,875)	11,425,387
Corn (348 contracts, settlement date July 13, 2012)	0.01	33,125	11,505,750
Cotton (249 contracts, settlement date March 08, 2012)	(0.13)	(726,570)	11,429,100
Cotton (248 contracts, settlement date May 08, 2012)	(0.15)	(851,265)	11,368,320
Cotton (248 contracts, settlement date July 09, 2012)	(0.12)	(721,380)	11,322,440
FCOJ-A (561 contracts, settlement date March 12, 2012)	0.04	257,978	14,221,350
FCOJ-A (486 contracts, settlement date May 10, 2012)	0.15	856,470	12,261,780
FCOJ-A (306 contracts, settlement date July 11, 2012)	(0.01)	(32,880)	7,738,740
Gold (72 contracts, settlement date February 27, 2012)	(0.09)	(527,380)	11,280,960
Gold (72 contracts, settlement date April 26, 2012)	(0.21)	(1,233,460)	11,299,680
Gold (73 contracts, settlement date June 27, 2012)	(0.25)	(1,434,620)	11,472,680
Heating Oil (57 contracts, settlement date January 31, 2012)	(0.02)	(109,389)	6,976,595
Heating Oil (56 contracts, settlement date February 29, 2012)	(0.02)	(101,056)	6,834,677
Heating Oil (56 contracts, settlement date March 30, 2012)	(0.02)	(111,661)	6,789,283
Heating Oil (56 contracts, settlement date April 30, 2012)	(0.09)	(493,088)	6,734,482
Heating Oil (56 contracts, settlement date May 31, 2012)	(0.08)	(488,053)	6,693,557
Lean Hogs (236 contracts, settlement date February 14, 2012)	(0.07)	(384,030)	7,957,920
Lean Hogs (236 contracts, settlement date April 16, 2012)	(0.06)	(325,560)	8,278,880
Lean Hogs (235 contracts, settlement date June 14, 2012)	(0.05)	(275,680)	8,977,000
Lean Hogs (236 contracts, settlement date July 16, 2012)	(0.04)	(210,990)	8,951,480
Light, Sweet Crude Oil (69 contracts, settlement date January 20, 2012)	0.13	727,240	6,819,270
Light, Sweet Crude Oil (69 contracts, settlement date February 21, 2012)	0.13	746,950	6,831,000
Light, Sweet Crude Oil (69 contracts, settlement date March 20, 2012)	0.13	746,560	6,845,490
Light, Sweet Crude Oil (69 contracts, settlement date April 20, 2012)	0.01	82,600	6,859,290
Light, Sweet Crude Oil (68 contracts, settlement date May 22, 2012)	0.02	113,320	6,764,640
Live Cattle (229 contracts, settlement date February 29, 2012)	0.00 *	2,380	11,124,820
Live Cattle (230 contracts, settlement date April 30, 2012)	(0.02)	(131,730)	11,541,400
Live Cattle (230 contracts, settlement date June 29, 2012)	(0.02)	(122,410)	11,460,900
Natural Gas (224 contracts, settlement date January 27, 2012)	(0.40)	(2,315,920)	6,695,360
Natural Gas (224 contracts, settlement date February 27, 2012)	(0.38)	(2,204,450)	6,755,840
Natural Gas (220 contracts, settlement date March 28, 2012)	(0.36)	(2,067,940)	6,773,800
Natural Gas (220 contracts, settlement date April 26, 2012)	(0.20)	(1,188,850)	6,888,200
Natural Gas (219 contracts, settlement date May 29, 2012)	(0.20)	(1,169,040)	6,968,580
Platinum (243 contracts, settlement date April 26, 2012)	(0.43)	(2,468,450)	17,069,535
Platinum (243 contracts, settlement date July 27, 2012)	(0.44)	(2,566,290)	17,124,210
Silver (82 contracts, settlement date March 28, 2012)	(0.35)	(2,055,925)	11,445,150
Silver (81 contracts, settlement date May 29, 2012)	(0.38)	(2,222,650)	11,323,800
Silver (81 contracts, settlement date July 27, 2012)	(0.33)	(1,944,665)	11,338,785
Soybean (186 contracts, settlement date March 14, 2012)	(0.17)	(1,016,225)	11,232,075
Soybean (187 contracts, settlement date May 14, 2012)	(0.16)	(954,425)	11,383,625
Soybean (187 contracts, settlement date July 13, 2012)	0.05	264,900	11,472,450
Sugar (444 contracts, settlement date February 29, 2012)	(0.24)	(1,406,339)	11,586,624
Sugar (444 contracts, settlement date April 30, 2012)	(0.20)	(1,152,122)	11,412,576
Sugar (444 contracts, settlement date June 29, 2012)	(0.09)	(545,496)	11,218,637
Wheat (343 contracts, settlement date March 14, 2012)	(0.20)	(1,133,987)	11,194,662
Wheat (340 contracts, settlement date May 14, 2012)	(0.19)	(1,118,513)	11,411,250
Wheat (340 contracts, settlement date July 13, 2012)	0.04	230,325	11,666,250
Net Unrealized Depreciation on Futures Contracts	(7.74)%	$(45,001,789)	$580,606,964

*	Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Income
Interest Income	$331,044	$335,677	$301,808

Expenses
Management fee to related party	4,637,997	5,895,201	2,523,863
Brokerage fees and expenses	377,195	1,300,472	712,620
Total expenses	5,015,192	7,195,673	3,236,483
Net Investment Loss	(4,684,148)	(6,859,996)	(2,934,675)
Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	1,429	451	(403)
Futures Contracts	(55,222,884)	36,755,383	43,285,484
Net Realized Gain (Loss)	(55,221,455)	36,755,834	43,285,081
Net Change in Unrealized Gain (Loss) on
Investments	15,980	(20,292)	18,076
Futures Contracts	32,487,331	(103,641,471)	46,259,451
Net Change in Unrealized Gain (Loss)	32,503,311	(103,661,763)	46,277,527
Net Realized and Unrealized Gain (Loss) on Investments and Future Contracts	(22,718,144)	(66,905,929)	89,562,608

Net Gain (Loss)	$(27,402,292)	$(73,765,925)	$86,627,933

See accompanying notes to consolidated financial statements

GreenHaven Continous Commodity Index Fund
Consolidated Statements of Changes in Shareholders’ Equity
For the Year Ended December 31, 2012

	General Units				Limited Units				Total

				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2012	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016
Creation of Limited Units	-	-	-	-	3,250,000	101,149,075	-	101,149,075	101,149,075
Redemption of Limited Units	-	-	-	-	(6,200,000)	(180,296,699)	-	(180,296,699)	(180,296,699)
Net loss:
Net investment loss	-	-	(13)	(13)	-	-	(4,684,135)	(4,684,135)	(4,684,148)
Net realized loss on Investments and Futures Contracts	-	-	(135)	(135)	-	-	(55,221,320)	(55,221,320)	(55,221,455)
Net change in unrealized gain on Investments and Futures Contracts	-	-	93	93	-	-	32,503,218	32,503,218	32,503,311
Net loss	-	-	(55)	(55)	-	-	(27,402,237)	(27,402,237)	(27,402,292)

Balance at December 31, 2012	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100

See accompanying notes to consolidated financial statements

GreenHaven Continous Commodity Index Fund
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

GreenHaven Continous Commodity Index Fund
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
See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Cash flow from operating activities:
Net gain (loss)	$(27,402,292)	$(73,765,925)	$86,627,933
Adjustments to reconcile net gain (loss) to net cash used for operating activities:
Purchase of investment securities	(2,089,638,671)	(1,594,743,929)	(1,159,625,357)
Proceeds from sales of investment securities	1,629,991,694	2,054,999,635	809,997,503
Net accretion of discount	(331,044)	(335,677)	(301,808)
Net realized loss (gain) on investment securities	(1,429)	(451)	403
Unrealized depreciation (appreciation) on investments	(32,503,311)	103,661,763	(46,277,527)
Increase in payable - capital shares	2,829,896	1,497,826	-
Increase (decrease) in accrued expenses	(666,087)	717,847	515,001
Net cash provided by (used for) operating activities	(517,721,244)	492,031,089	(309,063,852)

Cash flows from financing activities:
Proceeds from creation of Limited Units	101,149,075	383,075,174	262,051,675
Redemption of Limited Units	(180,296,699)	(262,514,288)	(43,750,891)
Net cash provided by (used for) financing activities	(79,147,624)	120,560,886	218,300,784

Net change in cash	(596,868,868)	612,591,975	(90,763,068)
Cash held by broker at beginning of year	619,079,494	6,487,519	97,250,587
Cash held by broker at end of year	$22,210,626	$619,079,494	$6,487,519
See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts:
U.S. Treasury Obligations (cost $469,979,439 and $9,999,989 as of 2012 and 2011, respectively)	$469,995,420	$9,999,990
Cash held by broker	22,210,626	619,079,494
Net unrealized depreciation on futures contracts	(12,514,458)	(45,001,789)
Total assets	$479,691,588	$584,077,695

Liabilities and shareholders’ equity
Capital shares payable	$4,327,722	$1,497,826
Management fee payable to related party	354,469	438,205
Accrued brokerage fees and expenses payable	401,297	983,648
Total liabilities	5,083,488	2,919,679

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(57)	(2)
Total General Units	1,443	1,498
Limited Units:
Paid in capital - 16,450,000 and 19,400,000 redeemable units
issued and outstanding as of 2012 and 2011, respectively	470,214,957	549,362,581
Retained earnings	4,391,700	31,793,937

Total Limited Units	474,606,657	581,156,518

Total shareholders’ equity	474,608,100	581,158,016

Total liabilities and shareholders’ equity	$479,691,588	$584,077,695

Net asset value per share

General Units	$28.86	$29.96

Limited Units	$28.85	$29.96
See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Schedule of Investments
December 31, 2012

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.06% due January 03, 2013	37.93%	$180,000,000	$180,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	6.32	29,999,820	30,000,000
U.S. Treasury Bills, 0.05% due January 24, 2013	40.03	189,997,910	190,000,000
U.S. Treasury Bills, 0.11% due February 14, 2013	14.75	69,997,690	70,000,000
Total U.S. Treasury Obligations (cost $469,979,439)	99.03%	$469,995,420	$470,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (414 contracts, settlement date March 13, 2013)	(0.20)%	$(948,620)	$9,257,040
Cocoa (415 contracts, settlement date May 15, 2013)	(0.20)	(932,590)	9,320,900
Cocoa (414 contracts, settlement date July 16, 2013)	(0.10)	(485,050)	9,331,560
Coffee (168 contracts, settlement date March 18, 2013)	(0.28)	(1,303,556)	9,059,400
Coffee (170 contracts, settlement date May 20, 2013)	(0.28)	(1,324,350)	9,352,125
Coffee (169 contracts, settlement date July 19, 2013)	(0.14)	(671,381)	9,477,731
Copper (102 contracts, settlement date March 26, 2013)	0.12	554,000	9,313,875
Copper (102 contracts, settlement date May 29, 2013)	0.11	544,763	9,338,100
Copper (101 contracts, settlement date July 29, 2013)	0.11	529,500	9,271,800
Corn (267 contracts, settlement date March 14, 2013)	(0.25)	(1,180,150)	9,321,637
Corn (266 contracts, settlement date May 14, 2013)	(0.23)	(1,104,225)	9,313,325
Corn (266 contracts, settlement date July 12, 2013)	(0.08)	(389,100)	9,273,425
Cotton (246 contracts, settlement date March 06, 2013)	0.08	361,630	9,242,220
Cotton (244 contracts, settlement date May 08, 2013)	0.02	99,440	9,254,920
Cotton (245 contracts, settlement date July 09, 2013)	0.10	489,040	9,416,575
FCOJ-A (838 contracts, settlement date March 08, 2013)	(0.06)	(301,343)	14,750,895
FCOJ-A (435 contracts, settlement date May 10, 2013)	0.03	133,620	7,777,800
FCOJ-A (285 contracts, settlement date July 11, 2013)	(0.01)	(61,987)	5,185,575
Gold (56 contracts, settlement date February 26, 2013)	0.07	312,270	9,384,480
Gold (55 contracts, settlement date April 26, 2013)	0.05	236,130	9,229,000
Gold (55 contracts, settlement date June 26, 2013)	(0.07)	(317,080)	9,240,000
Heating Oil (44 contracts, settlement date January 31, 2013)	0.00 *	(14,960)	5,602,766
Heating Oil (44 contracts, settlement date February 28, 2013)	0.00 *	(10,185)	5,575,046
Heating Oil (44 contracts, settlement date March 28, 2013)	0.00 *	(1,571)	5,535,869
Heating Oil (44 contracts, settlement date April 30, 2013)	0.02	85,352	5,587,982
Heating Oil (44 contracts, settlement date May 31, 2013)	0.02	90,959	5,558,045
Lean Hogs (189 contracts, settlement date February 14, 2013)	0.07	323,420	6,480,810
Lean Hogs (189 contracts, settlement date April 12, 2013)	0.01	24,060	6,707,610
Lean Hogs (188 contracts, settlement date June 14, 2013)	(0.04)	(163,170)	7,358,320
Lean Hogs (188 contracts, settlement date July 15, 2013)	(0.04)	(193,660)	7,322,600
Light, Sweet Crude Oil (60 contracts, settlement date January 22, 2013)	(0.01)	(45,010)	5,509,200
Light, Sweet Crude Oil (61 contracts, settlement date February 20, 2013)	(0.01)	(57,300)	5,628,470
Light, Sweet Crude Oil (60 contracts, settlement date March 20, 2013)	(0.01)	(38,330)	5,563,800
Light, Sweet Crude Oil (60 contracts, settlement date April 22, 2013)	0.06	279,100	5,589,600
Light, Sweet Crude Oil (60 contracts, settlement date May 21, 2013)	0.06	274,100	5,609,400
Live Cattle (175 contracts, settlement date February 28, 2013)	0.03	163,800	9,261,000
Live Cattle (174 contracts, settlement date April 30, 2013)	0.02	106,530	9,491,700
Live Cattle (175 contracts, settlement date June 28, 2013)	0.02	96,290	9,152,500
Natural Gas (163 contracts, settlement date January 29, 2013)	(0.06)	(298,990)	5,462,130
Natural Gas (163 contracts, settlement date Februay 26, 2013)	(0.05)	(251,910)	5,484,950
Natural Gas (163 contracts, settlement date March 26, 2013)	(0.04)	(189,680)	5,546,890
Natural Gas (163 contracts, settlement date April 26, 2013)	(0.07)	(316,420)	5,628,390
Natural Gas (163 contracts, settlement date May 29, 2013)	(0.06)	(298,280)	5,718,040
Platinum (181 contracts, settlement date April 26, 2013)	(0.06)	(267,470)	13,958,720
Platinum (180 contracts, settlement date July 29, 2013)	(0.07)	(329,455)	13,911,300
Silver (62 contracts, settlement date March 26, 2013)	0.01	58,585	9,370,370
Silver (61 contracts, settlement date May 29, 2013)	0.03	143,405	9,235,095
Silver (61 contracts, settlement date July 29, 2013)	(0.14)	(680,860)	9,249,125
Soybean (133 contracts, settlement date March 14, 2013)	(0.16)	(772,287)	9,373,175
Soybean (132 contracts, settlement date May 14, 2013)	(0.10)	(461,563)	9,235,050
Soybean (133 contracts, settlement date July 12, 2013)	(0.01)	(61,712)	9,278,413
Sugar (424 contracts, settlement date February 28, 2013)	(0.10)	(456,109)	9,264,909
Sugar (424 contracts, settlement date April 30, 2013)	(0.07)	(317,901)	9,307,648
Sugar (423 contracts, settlement date June 28, 2013)	0.06	278,678	9,352,022
Wheat (237 contracts, settlement date March 14, 2013)	(0.28)	(1,303,087)	9,219,300
Wheat (237 contracts, settlement date May 14, 2013)	(0.24)	(1,134,200)	9,334,838
Wheat (235 contracts, settlement date July 12, 2013)	(0.22)	(1,015,588)	9,326,563
Net Unrealized Depreciation on Futures Contracts	(2.64)%	$(12,514,458)	$473,904,029
* Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Schedule of Investments
December 31, 2011

	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bill, 0.00% due January 05, 2012 (cost $9,999,989)	1.72%		$9,999,990	$10,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (535 contracts, settlement date March 15, 2012)	(0.55	) %	$(3,205,990)	$11,283,150
Cocoa (536 contracts, settlement date May 15, 2012)	(0.53)		(3,093,380)	11,422,160
Cocoa (536 contracts, settlement date July 16, 2012)	(0.33)		(1,932,240)	11,513,280
Coffee (133 contracts, settlement date March 20, 2012)	(0.15)		(896,456)	11,314,144
Coffee (132 contracts, settlement date May 18, 2012)	(0.16)		(919,744)	11,367,675
Coffee (132 contracts, settlement date July 19, 2012)	(0.06)		(352,538)	11,493,900
Copper (133 contracts, settlement date March 28, 2012)	(0.10)		(592,150)	11,424,700
Copper (132 contracts, settlement date May 29, 2012)	(0.11)		(608,013)	11,376,750
Copper (132 contracts, settlement date July 27, 2012)	0.01		51,438	11,401,500
Corn (349 contracts, settlement date March 14, 2012)	(0.15)		(862,200)	11,281,425
Corn (349 contracts, settlement date May 14, 2012)	(0.15)		(839,875)	11,425,387
Corn (348 contracts, settlement date July 13, 2012)	0.01		33,125	11,505,750
Cotton (249 contracts, settlement date March 08, 2012)	(0.13)		(726,570)	11,429,100
Cotton (248 contracts, settlement date May 08, 2012)	(0.15)		(851,265)	11,368,320
Cotton (248 contracts, settlement date July 09, 2012)	(0.12)		(721,380)	11,322,440
FCOJ-A (561 contracts, settlement date March 12, 2012)	0.04		257,978	14,221,350
FCOJ-A (486 contracts, settlement date May 10, 2012)	0.15		856,470	12,261,780
FCOJ-A (306 contracts, settlement date July 11, 2012)	(0.01)		(32,880)	7,738,740
Gold (72 contracts, settlement date February 27, 2012)	(0.09)		(527,380)	11,280,960
Gold (72 contracts, settlement date April 26, 2012)	(0.21)		(1,233,460)	11,299,680
Gold (73 contracts, settlement date June 27, 2012)	(0.25)		(1,434,620)	11,472,680
Heating Oil (57 contracts, settlement date January 31, 2012)	(0.02)		(109,389)	6,976,595
Heating Oil (56 contracts, settlement date February 29, 2012)	(0.02)		(101,056)	6,834,677
Heating Oil (56 contracts, settlement date March 30, 2012)	(0.02)		(111,661)	6,789,283
Heating Oil (56 contracts, settlement date April 30, 2012)	(0.09)		(493,088)	6,734,482
Heating Oil (56 contracts, settlement date May 31, 2012)	(0.08)		(488,053)	6,693,557
Lean Hogs (236 contracts, settlement date February 14, 2012)	(0.07)		(384,030)	7,957,920
Lean Hogs (236 contracts, settlement date April 16, 2012)	(0.06)		(325,560)	8,278,880
Lean Hogs (235 contracts, settlement date June 14, 2012)	(0.05)		(275,680)	8,977,000
Lean Hogs (236 contracts, settlement date July 16, 2012)	(0.04)		(210,990)	8,951,480
Light, Sweet Crude Oil (69 contracts, settlement date January 20, 2012)	0.13		727,240	6,819,270
Light, Sweet Crude Oil (69 contracts, settlement date February 21, 2012)	0.13		746,950	6,831,000
Light, Sweet Crude Oil (69 contracts, settlement date March 20, 2012)	0.13		746,560	6,845,490
Light, Sweet Crude Oil (69 contracts, settlement date April 20, 2012)	0.01		82,600	6,859,290
Light, Sweet Crude Oil (68 contracts, settlement date May 22, 2012)	0.02		113,320	6,764,640
Live Cattle (229 contracts, settlement date February 29, 2012)	0.00	*	2,380	11,124,820
Live Cattle (230 contracts, settlement date April 30, 2012)	(0.02)		(131,730)	11,541,400
Live Cattle (230 contracts, settlement date June 29, 2012)	(0.02)		(122,410)	11,460,900
Natural Gas (224 contracts, settlement date January 27, 2012)	(0.40)		(2,315,920)	6,695,360
Natural Gas (224 contracts, settlement date February 27, 2012)	(0.38)		(2,204,450)	6,755,840
Natural Gas (220 contracts, settlement date March 28, 2012)	(0.36)		(2,067,940)	6,773,800
Natural Gas (220 contracts, settlement date April 26, 2012)	(0.20)		(1,188,850)	6,888,200
Natural Gas (219 contracts, settlement date May 29, 2012)	(0.20)		(1,169,040)	6,968,580
Platinum (243 contracts, settlement date April 26, 2012)	(0.43)		(2,468,450)	17,069,535
Platinum (243 contracts, settlement date July 27, 2012)	(0.44)		(2,566,290)	17,124,210
Silver (82 contracts, settlement date March 28, 2012)	(0.35)		(2,055,925)	11,445,150
Silver (81 contracts, settlement date May 29, 2012)	(0.38)		(2,222,650)	11,323,800
Silver (81 contracts, settlement date July 27, 2012)	(0.33)		(1,944,665)	11,338,785
Soybean (186 contracts, settlement date March 14, 2012)	(0.17)		(1,016,225)	11,232,075
Soybean (187 contracts, settlement date May 14, 2012)	(0.16)		(954,425)	11,383,625
Soybean (187 contracts, settlement date July 13, 2012)	0.05		264,900	11,472,450
Sugar (444 contracts, settlement date February 29, 2012)	(0.24)		(1,406,339)	11,586,624
Sugar (444 contracts, settlement date April 30, 2012)	(0.20)		(1,152,122)	11,412,576
Sugar (444 contracts, settlement date June 29, 2012)	(0.09)		(545,496)	11,218,637
Wheat (343 contracts, settlement date March 14, 2012)	(0.20)		(1,133,987)	11,194,662
Wheat (340 contracts, settlement date May 14, 2012)	(0.19)		(1,118,513)	11,411,250
Wheat (340 contracts, settlement date July 13, 2012)	0.04		230,325	11,666,250
Net Unrealized Depreciation on Futures Contracts	(7.74)%		$(45,001,789)	$580,606,964
* Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Income and Expenses
For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Income
Interest Income	$331,044	$335,677	$301,808

Expenses
Management fee to related party	4,637,997	5,895,201	2,523,863
Brokerage fees and expenses	377,195	1,300,472	712,620
Total expenses	5,015,192	7,195,673	3,236,483
Net Investment Loss	(4,684,148)	(6,859,996)	(2,934,675)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	1,429	451	(403)
Futures Contracts	(55,222,884)	36,755,383	43,285,484
Net Realized Gain (Loss)	(55,221,455)	36,755,834	43,285,081
Net Change in Unrealized Gain (Loss) on
Investments	15,980	(20,292)	18,076
Futures Contracts	32,487,331	(103,641,471)	46,259,451
Net Change in Unrealized Gain (Loss)	32,503,311	(103,661,763)	46,277,527
Net Realized and Unrealized Gain (Loss) on Investments and Future Contracts	(22,718,144)	(66,905,929)	89,562,608

Net Gain (Loss)	$(27,402,292)	$(73,765,925)	$86,627,933

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Changes in Shareholders’ Equity
For the Year Ended December 31, 2012

	General Units				Limited Units				Total

				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2012	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016
Creation of Limited Units	-	-	-	-	3,250,000	101,149,075	-	101,149,075	101,149,075
Redemption of Limited Units	-	-	-	-	(6,200,000)	(180,296,699)	-	(180,296,699)	(180,296,699)
Net loss:
Net investment loss	-	-	(13)	(13)	-	-	(4,684,135)	(4,684,135)	(4,684,148)
Net realized loss on Investments
and Futures Contracts	-	-	(135)	(135)	-	-	(55,221,320)	(55,221,320)	(55,221,455)
Net change in unrealized gain on
Investments and
Futures Contracts	-	-	93	93	-	-	32,503,218	32,503,218	32,503,311
Net loss	-	-	(55)	(55)	-	-	(27,402,237)	(27,402,237)	(27,402,292)

Balance at December 31, 2012	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100

See accompanying notes to consolidated financial statements

GreenHaven Continous Commodity Index Master Fund
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

GreenHaven Continous Commodity Index Master Fund
Statements of Changes in Shareholders' Equity
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

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Cash Flows
For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Cash flow from operating activities:
Net gain (loss)	$(27,402,292)	$(73,765,925)	$86,627,933
Adjustments to reconcile net gain (loss) to net cash used for operating activities:
Purchase of investment securities	(2,089,638,671)	(1,594,743,929)	(1,159,625,357)
Proceeds from sales of investment securities	1,629,991,694	2,054,999,635	809,997,503
Net accretion of discount	(331,044)	(335,677)	(301,808)
Net realized loss (gain) on investment securities	(1,429)	(451)	403
Unrealized depreciation (appreciation) on investments	(32,503,311)	103,661,763	(46,277,527)
Increase in payable - capital shares	2,829,896	1,497,826	-
Increase (decrease) in accrued expenses	(666,087)	717,847	515,001
Net cash provided by (used for) operating activities	(517,721,244)	492,031,089	(309,063,852)

Cash flows from financing activities:
Proceeds from creation of Limited Units	101,149,075	383,075,174	262,051,675
Redemption of Limited Units	(180,296,699)	(262,514,288)	(43,750,891)
Net cash provided by (used for) financing activities	(79,147,624)	120,560,886	218,300,784

Net change in cash	(596,868,868)	612,591,975	(90,763,068)
Cash held by broker at beginning of year	619,079,494	6,487,519	97,250,587
Cash held by broker at end of year	$22,210,626	$619,079,494	$6,487,519

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
GreenHaven Continuous Commodity Index Master Fund
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

(1) Organization

The GreenHaven Continuous Commodity Index Fund (the “Fund”) was formed as a Delaware statutory trust on October 27, 2006, and GreenHaven Continuous Commodity Master Index Fund (the “Master Fund”, and together with the Fund, the “Funds”), was formed as a Delaware statutory trust on October 27, 2006. The Fund offers common units of beneficial interest (the “Shares”). Upon inception of the Fund, 50 General Units of the Fund were issued to GreenHaven Commodity Services, LLC (the “Managing Owner”) in exchange for a capital contribution of $1,500. The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner.

Shares are purchased from the Fund only by Authorized Participants in one or more blocks of 50,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Master Fund actively trades exchange traded futures in the commodities comprising the Reuters Continuous Commodity Index (“the Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities and other high credit quality short term fixed income securities for deposit with the Master Fund’s commodities brokers as margin. The Fund wholly owns the Master Fund.

The Fund commenced trading on the American Stock Exchange (the AMEX) on January 24, 2008. On November 24, 2008 the Fund de-listed from the AMEX and on November 25, 2008 the Fund listed on NYSE Arca. Prior to January 23, 2008, the only activity in the Fund was the subscription in 2006 by the Managing Owner for the General Units and the related payment for them in January 2008.

The Index is intended to reflect the performance of certain commodities. Through January 6, 2013 the commodities comprising the Index (the “Index Commodities”) were: corn, soybeans, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, orange juice, platinum, crude oil, heating oil, and natural gas. The Index was revised on January 7, 2013 to include soybean oil and remove orange juice.

The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each.

The Managing Owner, the Fund, and the Master Fund retain the services of third party service providers to operate the ongoing operations of the Fund and the Master Fund (See Note (2)).

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

(c) “The Administrator” – The Bank of New York Mellon Corporation has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund and the Master Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator performs or supervises the services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving net asset value calculations, accounting and other fund administrative services. As the Fund’s transfer agent, the Administrator will process creations and redemptions of Shares. These transactions will be processed on Depository Trust Company’s (“DTC’s”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York Mellon Corporation is based in New York, New York.

(d) “The Commodity Broker” – Morgan Stanley & Co. Incorporated (“MS&Co.”) is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. MS&Co. is based in New York, New York.

(e) “The Distributor” – The Managing Owner, on behalf of the Fund and the Master Fund, has appointed ALPS Distributors, Inc., or the Distributor, to assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. The Distributor retains all marketing materials and Basket creation and redemption books and records at c/o ALPS Distributors, Inc., 1290 Broadway, Suite 1100, Denver, CO 80203; Telephone number (303) 623-2577. Investors may contact the Distributor toll-free in the U.S. at (800) 320-2577. The Fund has entered into a Distribution Services Agreement with the Distributor.

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

(b) Cash Held by Broker

The Fund defines cash held by broker to be cash and highly liquid investments with remaining maturities of three months or less when acquired. MS&Co. allows the Fund to apply its Treasury Bill portfolio towards its initial margin requirement for the Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and Treasury bill positions are held in segregated accounts at MS&Co and are not insured by the Federal Deposit Insurance Corporation.

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

(e) Futures Contracts

The Master Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges.   In the consolidated statement of financial condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accord with the fair value accounting standard.  Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard.  (See Note 4 – Fair Value Measurements)

However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable provided such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

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

(g) Recently Issued Accounting Pronouncements

The Fund is required to follow recent disclosure guidance which includes common requirements for measurement of and disclosure about fair value. The new guidance requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: Quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. It also requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. Previously issued guidance continues to require the same information regarding transfers in and out of Level 3. The disclosures required by this guidance are reflected in Note (4).

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

(h) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the year ending December 31, 2012 and when the financial statements were issued.

400,000 Limited Shares created and  350,000 Limited Shares redeemed resulting in 16,500,000 Limited Shares outstanding.

In accordance  with the terms of the Distribution Services Agreement which would have renewed on January 7, 2013, the Managing Owner has informed the Distributor that instead of automatically renewing it intends to meet with the Distributor to review the terms of the agreement. The terms of the present agreement remains in effect until amended.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of December 31, 2012, classified according to the levels used to value them, are as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$469,995,420	$-	$469,995,420
Futures Contracts	(12,514,458)	-	-	(12,514,458)
Total	$(12,514,458)	$469,995,420	$-	$457,480,962

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2012. The Fund did not hold any Level 3 securities during the year ended December 31, 2012.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of December 31, 2012, the Funds were invested in futures contracts.

At December 31, 2012, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(12,514,458)	$-	$(12,514,458)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2012:

Derivative Instruments	Net Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(55,222,884)	$32,487,331

At December 31, 2011, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(45,001,789)	$-	$(45,001,789)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2011:

Derivative Instruments	Net Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$36,755,383	$(103,641,471)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2010:

Derivative Instruments	Net Realized Gain on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$43,285,484	$46,259,451

(6) Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility to be settled in cash or through physical delivery. These instruments are traded on an exchange and are standardized contracts.

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

(7) Share Creations and Redemptions

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Master Fund. The Management Fee will be paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the years ended December 31, 2012, 2011 and 2010 were $4,637,997, $5,895,201 and $2,523,863, respectively. The Management Fees were charged to the Master Fund and paid to the Managing Owner.

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

Brokerage commissions and fees are charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the years ended December 31, 2012, 2011 and 2010 were $377,195, $1,300,472 and $712,620, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed.

(d) Unusual Fees and Expenses

The Master Fund will pay all the unusual fees and expenses, if any, of the Fund and the Master Fund. Such unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. There have been no unusual fees and expenses since the Fund commenced investment operations on January 23, 2008.

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

(11) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2012, 2011 and 2010. The net investment loss and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Net Asset Value
Net asset value per Limited Share, beginning of year	$29.96	$32.88	$26.22

Net realized and change in unrealized gain (loss) from investments	(0.85)	(2.59)	6.93
Net investment loss	(0.26)	(0.33)	(0.27)
Net increase (decrease) in net assets from operations	(1.11)	(2.92)	6.66
Net asset value per Limited Share, end of year	$28.85	$29.96	$32.88

Market value per Limited Share, beginning of year	$29.96	$32.95	$26.32
Market value per Limited Share, end of year	$28.85	$29.96	$32.95

Ratio to average net assets (i)
Net investment loss	(0.86)%	(0.99)%	(0.98)%
Total expenses	0.92%	1.04%	1.09%

Total Return, at net asset value (ii)	(3.70)%	(8.88)%	25.40%
Total Return, at market value (ii)	(3.77)%	(9.07)%	25.19%

(i) Percentages are annualized.
(ii) Percentages are not annualized.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Managing Owner assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Managing Owner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control Integrated Framework.  Based on our assessment, Management believes that, as of December 31, 2012, its internal control over financial reporting is effective.

Grant Thornton LLP, the independent registered public accounting firm that audited the Fund’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Fund’s internal control over financial reporting, which appears on pages 76 and 77 of this Annual Report on Form 10-K.

Management evaluated whether there was a change in the Fund’s internal control over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. Based on this evaluation, Management believes that there was no such change during the three months ended December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of
GreenHaven Continuous Commodity Index Fund:

We have audited the internal control over financial reporting of GreenHaven Continuous Commodity Index Fund and subsidiary as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GreenHaven Continuous Commodity Index Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the GreenHaven Continuous Commodity Index Fund’s internal control over financial reporting based on our audit.

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

In our opinion, GreenHaven Continuous Commodity Index Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the GreenHaven Continuous Commodity Index Fund as of and for the year ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of
GreenHaven Continuous Commodity Index Master Fund:

We have audited the internal control over financial reporting of GreenHaven Continuous Commodity Index Master Fund as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GreenHaven Continuous Commodity Index Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the GreenHaven Continuous Commodity Index Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, GreenHaven Continuous Commodity Index Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the GreenHaven Continuous Commodity Index Master Fund as of and for the year ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 26, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of directors and executive officers of the Managing Owner are as follows:

Name	Age	Position
Ashmead Pringle	66	Chief Executive Officer and Member of the Board of Directors
Cooper Anderson	33	Chief Financial Officer and Member of the Board of Directors
TJ Mangold	61	Independent Director, Audit Committee Member
Steve O'Grady	65	Independent Director, Audit Committee Member
Cengiz Searfoss	43	Independent Director, Audit Committee Member

Mr. Ashmead Pringle and Mr. Cooper Anderson serve as executive officers of the Managing Owner. Mr. TJ Mangold is the Audit Committee Chair. The Fund has no executive officers. Its affairs are managed by the Managing Owner. The following individuals serve as Management & Directors of the Managing Owner.

Principals and Key Employees. Ashmead Pringle and Cooper Anderson serve as the chief decision makers of the Managing Owner.

Ashmead Pringle, 66, Chief Executive Officer
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

Cooper Anderson, 33, Chief Financial Officer and Manager of Operations
Mr. Anderson is the Manager of Operations for the Managing Owner and is responsible for daily futures trading, cash flow management, treasury portfolio management, and quantitative analysis for the GreenHaven Continuous Commodity Index Fund.  Prior to joining GreenHaven LLC, in April of 2007, Mr. Anderson worked from December of 2002 until March of 2006 as an analyst in Institutional Equity Sales and Trading for Credit Suisse Securities USA LLC, a securities broker dealer and investment bank based in Zurich, Switzerland. At Credit Suisse Securities USA LLC, Mr. Anderson served as a brokerage sales person covering the major financial institutions in the Southeastern United States and the Caribbean. Between the March of 2006 and April of 2007, Mr. Anderson took time off from work. He has passed the Level 3 CFA® exam and has a B.B.A. in Finance from the University of Georgia. Mr. Anderson became a registered Associated Person on May 29, 2007 with GreenHaven LLC and registered Associated Person and as listed Principal of the Managing Owner on November 30, 2009.  The registration associated with GreenHaven, LLC became inactive as of February 2, 2011.

Scott Glasing, 50, Trader
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

Thomas J Mangold spent thirty seven years in public accounting with PricewaterhouseCoopers LLP (PwC), serving national and international public and private clients.  He has extensive experience in providing financial reporting, accounting, internal control and mergers and acquisitions expertise.  He also served in various leadership roles for PwC including leading its Information and Communication practice and as a member of the firm’s U.S. Extended Leadership Team.  Mr. Mangold is a certified public accountant and holds a bachelor’s degree in accounting from the University of Cincinnati.

Stephen O’Grady has more than thirty nine years experience in the financial services sector, most recently as part of GFI Group where he helped start the company’s ETF division.  Prior to GFI, Mr. O’Grady spent 7 years as a partner at Kellogg Capital Group, and for six years served as a Senior Vice President and Floor Manager for ABN-AMRO on the American Stock Exchange.  Mr. O’Grady was also President for SOG, Inc, a New York Stock Exchange options brokerage firm.  He was co-founder and President of Labranche Futures, and a partner at the New York Futures Exchange.  Mr. O’Grady started his career in the municipal bond markets, serving as Vice President and Head of Municipal Bond Trading and Underwriting at Chemical Bank, and as an employee in the Municipal Bond Department of Bankers Trust Company.  Mr. O'Grady holds a Masters of Business Administration from Harvard Business School and a Bachelors of Arts Degree in Economics from Williams College.

Cengiz Searfoss is a Senior Director of Corporate Finance at Aetna Inc.  He serves as Managing Director of DCS Capital, a US hedge fund, and previously was a Partner at West Broadway Partners, a multi-strategy hedge fund. Prior to his position at West Broadway Partners, he was a Financial Analyst at Goldman, Sachs and Company, and began his career as an Auditor at KPMG Peat Marwick, where he qualified as a Certified Public Accountant.  He received his BBA in Accountancy from the University of Notre Dame.

Audit Committee
The Managing Owner has an audit committee which is made up of the three independent directors, TJ Mangold, Stephen O’Grady, and Cengiz Searfoss. Mr. Mangold is the Chair of the Audit Committee.  The audit committee is governed by an audit committee charter that is posted on the Fund’s website. The Board considers TJ Mangold to be an “Audit Committee Financial Expert” as such term is referenced in Item 407(d)(5) of Regulation S-K. The Board also believes that Messrs, O’Grady and Searfoss are able to read and understand financial statements and meet the financial sophistication requirements of the NYSE Arca and applicable FINRA rules as they relate to audit committees.

As of December 31, 2012, none of either Mr. Pringle, Mr. Anderson, Mr. Glasing or any Director owned any Shares, and the Managing Owner owned fifty (50) Shares.

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

Executive Compensation

The Fund has no employees, officers or directors and is managed by GreenHaven Commodity Services LLC. None of the directors or officers of GreenHaven Commodity Services LLC receive compensation from the Fund. GreenHaven Commodity Services LLC receives a monthly management fee of  1/12 of 0.85% (0.85% annually) of the average daily net assets of the Fund during the preceding month. During 2012, 2011, and 2010 the Fund incurred management fees of $4,637,997, $5,895,201, and $2,523,863, respectively.

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

The following table sets forth compensation earned from the Managing Owner during the year ended December 31, 2012, by the Directors of the Managing Owner.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation(1)		Total
Independent Directors
Michael Loungo	$21,000	NA	NA	NA	$ NA	$	NA	$21,000
Edward O’Neil	$15,000	NA	NA	NA	$ NA	$	NA	$15,000
Marcus Bensman	$15,000	NA	NA	NA	$ NA	$	NA	$15,000
Cengiz Searfoss	$10,000	NA	NA	NA	$ NA	$	NA	$10,000
Thomas Mangold	$0	NA	NA	NA	$ NA	$	NA	$0
Stephen O’Grady	$0	NA	NA	NA	$ NA	$	NA	$0

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by Grant Thornton, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Audit Fees	$151,000	$151,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$151,000	$151,000

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

10.6 10.7 10.9 10.10 10.11 10.12 10.13 10.14 10.15
Marketing Agreement with ALPS Distributors, Inc4
License Agreement1
Addendum to License Agreement5
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
8 Previously filed as an exhibit to Form 8-K on October 6, 2011 and incorporated herein by reference.
9 Previously filed as an exhibit to Form 8-K on May 1, 2009 and incorporated herein by reference.
10 Previously filed as an exhibit to Form 8-K on May 19, 2009 and incorporated herein by reference.

10.16	Amendment to Distribution Agreement9
10.17	Addendum to License Agreement12
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exhange Act of 1934 (filed herewith)
31.3	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31.4	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.4	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Prospectus filed by the registrant on January 13, 2011 pursuant to Rule 424(b)(3) of the Securities Act (File No.333-170917)

11 Previously filed as an exhibit to Form 8-K on August 16, 2010 and incorporated herein by reference.
12 Previously filed as an exhibit to Form 8-K on March 3, 2012, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
	Name:	Ashmead Pringle
	Title:	Director and Chief Executive Officer

Dated: February 26, 2013	By:	/s/ Cooper Anderson
	Name:	Cooper Anderson
	Title:	Chief Operating Officer (principal financial officer)

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
	Name:	Ashmead Pringle
	Title:	Director and Chief Executive Officer

Dated: February 26, 2013	By:	/s/ Cooper Anderson
	Name:	Cooper Anderson
	Title:	Chief Operating Officer (principal financial officer)