Form 10-Q
period 2013-03-31
GreenHaven Continuous Commodity Index Master Fund; GreenHaven Continuous Commodity Index Fund
filed 2013-05-08
CIK 1379527, 1379606

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013,
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

Indicate the number of outstanding Limited Shares as of March 31, 2013: 17,000,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
QUARTER ENDED MARCH 31, 2013

PART 1. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Greenhaven Continuous Commodity Index Fund Financial Statements
Consolidated Statements of Financial Condition at March 31, 2013 (unaudited) and December 31, 2012	3
Unaudited Consolidated Schedule of Investments at March 31, 2013	4
Consolidated Schedule of Investments at December 31, 2012	5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended March 31, 2013 and 2012	6
Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2013	7
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	8

Greenhaven Continuous Commodity Index Master Fund Financial Statements
Statements of Financial Condition at March 31, 2013 (unaudited) and December 31, 2012	9
Unaudited Schedule of Investments at March 31, 2013	10
Schedule of Investments at December 31, 2012	11
Unaudited Statements of Income and Expenses for the Three Months Ended March 31, 2013 and 2012	12
Unaudited Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2013	13
Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	14
Notes to Consolidated Unaudited Financial Statements	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4. CONTROLS AND PROCEDURES	31

PART II. OTHER INFORMATION	32

ITEM 1. Legal Proceedings	32
ITEM 1A. Risk Factors	32
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 3. Defaults Upon Senior Securities	32
ITEM 4. Reserved	32
ITEM 5. Other Information	32
ITEM 6. Exhibits	33

SIGNATURES	34

EXHIBIT INDEX	35
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-31.3 SECTION 302 CERTIFICATION OF CFO
EX-31.4 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CEO
EX-32.3 SECTION 906 CERTIFICATION OF CFO
EX-32.4 SECTION 906 CERTIFICATION OF CFO

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
March 31, 2013 (unaudited) and December 31, 2012

	March 31,
	2013	December 31,
	(unaudited)	2012
Assets
Equity in broker trading accounts:
U.S. Treasury Obligations (cost $459,980,886 and $469,979,439 as of March 31, 2013 and December 31, 2012, respectively)	$459,990,580	$469,995,420
Cash held by broker	37,705,732	22,210,626
Net unrealized depreciation on futures contracts	(16,754,619)	(12,514,458)
Total assets	$480,941,693	$479,691,588

Liabilities and shareholders’ equity
Capital shares payable	$-	$4,327,722
Management fee payable to related party	344,394	354,469
Accrued brokerage fees and expenses payable	230,623	401,297
Total liabilities	575,017	5,083,488

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(87)	(57)
Total General Units	1,413	1,443
Limited Units:
Paid in capital - 17,000,000 and 16,450,000 redeemable units
issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	485,814,487	470,214,957
Retained earnings (deficit)	(5,449,224)	4,391,700

Total Limited Units	480,365,263	474,606,657

Total shareholders’ equity	480,366,676	474,608,100
Total liabilities and shareholders’ equity	$480,941,693	$479,691,588

Net asset value per share

General Units	$28.26	$28.86

Limited Units	$28.26	$28.85

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
March 31, 2013
	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.09% due April 04, 2013	35.39%		$169,999,830	$170,000,000
U.S. Treasury Bills, 0.10% due April 11, 2013	6.25		29,999,760	30,000,000
U.S. Treasury Bills, 0.08% due April 25, 2013	39.55		189,995,820	190,000,000
U.S. Treasury Bills, 0.09% due May 16, 2013	14.57		69,995,170	70,000,000
Total U.S. Treasury Obligations (cost $459,980,886)	95.76%		$459,990,580	$460,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (431 contracts, settlement date May 15, 2013)	(0.19	) %	$(900,380)	$9,352,700
Cocoa (431 contracts, settlement date July 16, 2013)	(0.12)		(575,590)	9,417,350
Cocoa (430 contracts, settlement date September 13, 2013)	(0.04)		(172,390)	9,442,800
Coffee (180 contracts, settlement date May 20, 2013)	(0.29)		(1,377,675)	9,257,625
Coffee (179 contracts, settlement date July 19, 2013)	(0.22)		(1,054,069)	9,374,006
Coffee (179 contracts, settlement date September 18, 2013)	(0.10)		(505,556)	9,558,600
Copper (110 contracts, settlement date May 29, 2013)	(0.05)		(251,250)	9,355,500
Copper (110 contracts, settlement date July 29, 2013)	(0.04)		(184,600)	9,410,500
Copper (110 contracts, settlement date September 26, 2013)	(0.18)		(875,987)	9,457,250
Corn (291 contracts, settlement date May 14, 2013)	(0.18)		(886,037)	10,115,888
Corn (291 contracts, settlement date July 12, 2013)	(0.13)		(612,487)	9,835,800
Corn (293 contracts, settlement date September 13, 2013)	(0.10)		(458,650)	8,247,950
Cotton (317 contracts, settlement date May 08, 2013)	0.31		1,473,460	14,020,910
Cotton (317 contracts, settlement date July 09, 2013)	0.36		1,741,710	14,234,885
Gold (89 contracts, settlement date June 26, 2013)	(0.19)		(899,520)	14,201,730
Gold (88 contracts, settlement date August 28, 2013)	(0.12)		(575,140)	14,057,120
Heating Oil (44 contracts, settlement date April 30, 2013)	0.02		99,662	5,630,856
Heating Oil (44 contracts, settlement date May 31, 2013)	0.02		116,319	5,604,984
Heating Oil (44 contracts, settlement date June 28, 2013)	0.01		28,350	5,595,744
Heating Oil (44 contracts, settlement date July 31, 2013)	(0.04)		(192,465)	5,594,635
Heating Oil (45 contracts, settlement date August 30, 2013)	(0.04)		(187,291)	5,720,463
Lean Hogs (162 contracts, settlement date April 12, 2013)	(0.09)		(427,420)	5,222,880
Lean Hogs (162 contracts, settlement date June 14, 2013)	(0.10)		(474,120)	5,901,660
Lean Hogs (162 contracts, settlement date July 15, 2013)	(0.10)		(482,480)	5,900,040
Lean Hogs (162 contracts, settlement date August 14, 2013)	(0.07)		(313,600)	5,878,980
Lean Hogs (162 contracts, settlement date October 14, 2013)	(0.04)		(209,850)	5,307,120
Light, Sweet Crude Oil (58 contracts, settlement date April 22, 2013)	0.09		422,880	5,639,340
Light, Sweet Crude Oil (58 contracts, settlement date May 21, 2013)	0.09		421,200	5,654,420
Light, Sweet Crude Oil (58 contracts, settlement date June 20, 2013)	0.03		161,930	5,663,120
Light, Sweet Crude Oil (58 contracts, settlement date July 22, 2013)	0.00	*	1,600	5,659,060
Light, Sweet Crude Oil (58 contracts, settlement date August 20, 2013)	0.00	*	(5,720)	5,643,400
Live Cattle (186 contracts, settlement date June 28, 2013)	(0.07)		(325,320)	9,253,500
Live Cattle (186 contracts, settlement date August 30, 2013)	(0.07)		(344,230)	9,314,880
Live Cattle (186 contracts, settlement date October 31, 2013)	(0.04)		(171,350)	9,636,660
Natural Gas (138 contracts, settlement date April 26, 2013)	0.13		601,230	5,553,120
Natural Gas (138 contracts, settlement date May 29, 2013)	0.12		596,270	5,611,080
Natural Gas (138 contracts, settlement date June 26, 2013)	0.18		878,290	5,675,940
Natural Gas (138 contracts, settlement date July 29, 2013)	0.15		698,600	5,699,400
Natural Gas (138 contracts, settlement date August 28, 2013)	0.14		671,600	5,681,460
Platinum (179 contracts, settlement date July 29, 2013)	(0.03)		(152,720)	14,092,670
Platinum (179 contracts, settlement date October 29, 2013)	(0.24)		(1,140,665)	14,113,255
Silver (67 contracts, settlement date May 29, 2013)	(0.15)		(729,690)	9,488,205
Silver (66 contracts, settlement date July 29, 2013)	(0.24)		(1,146,950)	9,366,060
Silver (66 contracts, settlement date September 26, 2013)	(0.20)		(940,530)	9,385,200
Soybean (136 contracts, settlement date May 14, 2013)	(0.07)		(361,288)	9,552,300
Soybean (137 contracts, settlement date July 12, 2013)	(0.04)		(212,575)	9,490,675
Soybean (136 contracts, settlement date August 14, 2013)	(0.04)		(170,563)	9,157,900
Soybean Oil (188 contracts, settlement date May 14, 2013)	0.00	*	(4,434)	5,652,408
Soybean Oil (188 contracts, settlement date July 12, 2013)	0.00	*	(13,914)	5,679,480
Soybean Oil (188 contracts, settlement date August 14, 2013)	0.00	*	(5,784)	5,678,352
Soybean Oil (187 contracts, settlement date September 13, 2013)	(0.05)		(247,548)	5,634,684
Soybean Oil (188 contracts, settlement date October 14, 2013)	(0.05)		(219,708)	5,630,976
Sugar (471 contracts, settlement date April 30, 2013)	(0.21)		(992,107)	9,316,003
Sugar (471 contracts, settlement date June 28, 2013)	(0.14)		(678,160)	9,337,104
Sugar (471 contracts, settlement date September 30, 2013)	(0.09)		(443,531)	9,574,488
Wheat (272 contracts, settlement date May 14, 2013)	(0.40)		(1,948,900)	9,353,400
Wheat (271 contracts, settlement date July 12, 2013)	(0.39)		(1,883,238)	9,363,050
Wheat (272 contracts, settlement date September 13, 2013)	(0.19)		(912,238)	9,509,800
Net Unrealized Depreciation on Futures Contracts	(3.49	) %	$(16,754,619)	$479,759,366

* Denotes greater than 0.000% yet less than 0.005%
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2012
	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.06% due January 03, 2013	37.93%		$180,000,000	$180,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	6.32		29,999,820	30,000,000
U.S. Treasury Bills, 0.05% due January 24, 2013	40.03		189,997,910	190,000,000
U.S. Treasury Bills, 0.11% due February 14, 2013	14.75		69,997,690	70,000,000
Total U.S. Treasury Obligations (cost $469,979,439)	99.03%		$469,995,420	$470,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (414 contracts, settlement date March 13, 2013)	(0.20	) %	$(948,620)	$9,257,040
Cocoa (415 contracts, settlement date May 15, 2013)	(0.20)		(932,590)	9,320,900
Cocoa (414 contracts, settlement date July 16, 2013)	(0.10)		(485,050)	9,331,560
Coffee (168 contracts, settlement date March 18, 2013)	(0.28)		(1,303,556)	9,059,400
Coffee (170 contracts, settlement date May 20, 2013)	(0.28)		(1,324,350)	9,352,125
Coffee (169 contracts, settlement date July 19, 2013)	(0.14)		(671,381)	9,477,731
Copper (102 contracts, settlement date March 26, 2013)	0.12		554,000	9,313,875
Copper (102 contracts, settlement date May 29, 2013)	0.11		544,763	9,338,100
Copper (101 contracts, settlement date July 29, 2013)	0.11		529,500	9,271,800
Corn (267 contracts, settlement date March 14, 2013)	(0.25)		(1,180,150)	9,321,637
Corn (266 contracts, settlement date May 14, 2013)	(0.23)		(1,104,225)	9,313,325
Corn (266 contracts, settlement date July 12, 2013)	(0.08)		(389,100)	9,273,425
Cotton (246 contracts, settlement date March 06, 2013)	0.08		361,630	9,242,220
Cotton (244 contracts, settlement date May 08, 2013)	0.02		99,440	9,254,920
Cotton (245 contracts, settlement date July 09, 2013)	0.10		489,040	9,416,575
FCOJ-A (838 contracts, settlement date March 08, 2013)	(0.06)		(301,343)	14,750,895
FCOJ-A (435 contracts, settlement date May 10, 2013)	0.03		133,620	7,777,800
FCOJ-A (285 contracts, settlement date July 11, 2013)	(0.01)		(61,987)	5,185,575
Gold (56 contracts, settlement date February 26, 2013)	0.07		312,270	9,384,480
Gold (55 contracts, settlement date April 26, 2013)	0.05		236,130	9,229,000
Gold (55 contracts, settlement date June 26, 2013)	(0.07)		(317,080)	9,240,000
Heating Oil (44 contracts, settlement date January 31, 2013)	0.00	*	(14,960)	5,602,766
Heating Oil (44 contracts, settlement date February 28, 2013)	0.00	*	(10,185)	5,575,046
Heating Oil (44 contracts, settlement date March 28, 2013)	0.00	*	(1,571)	5,535,869
Heating Oil (44 contracts, settlement date April 30, 2013)	0.02		85,352	5,587,982
Heating Oil (44 contracts, settlement date May 31, 2013)	0.02		90,959	5,558,045
Lean Hogs (189 contracts, settlement date February 14, 2013)	0.07		323,420	6,480,810
Lean Hogs (189 contracts, settlement date April 12, 2013)	0.01		24,060	6,707,610
Lean Hogs (188 contracts, settlement date June 14, 2013)	(0.04)		(163,170)	7,358,320
Lean Hogs (188 contracts, settlement date July 15, 2013)	(0.04)		(193,660)	7,322,600
Light, Sweet Crude Oil (60 contracts, settlement date January 22, 2013)	(0.01)		(45,010)	5,509,200
Light, Sweet Crude Oil (61 contracts, settlement date February 20, 2013)	(0.01)		(57,300)	5,628,470
Light, Sweet Crude Oil (60 contracts, settlement date March 20, 2013)	(0.01)		(38,330)	5,563,800
Light, Sweet Crude Oil (60 contracts, settlement date April 22, 2013)	0.06		279,100	5,589,600
Light, Sweet Crude Oil (60 contracts, settlement date May 21, 2013)	0.06		274,100	5,609,400
Live Cattle (175 contracts, settlement date February 28, 2013)	0.03		163,800	9,261,000
Live Cattle (174 contracts, settlement date April 30, 2013)	0.02		106,530	9,491,700
Live Cattle (175 contracts, settlement date June 28, 2013)	0.02		96,290	9,152,500
Natural Gas (163 contracts, settlement date January 29, 2013)	(0.06)		(298,990)	5,462,130
Natural Gas (163 contracts, settlement date Februay 26, 2013)	(0.05)		(251,910)	5,484,950
Natural Gas (163 contracts, settlement date March 26, 2013)	(0.04)		(189,680)	5,546,890
Natural Gas (163 contracts, settlement date April 26, 2013)	(0.07)		(316,420)	5,628,390
Natural Gas (163 contracts, settlement date May 29, 2013)	(0.06)		(298,280)	5,718,040
Platinum (181 contracts, settlement date April 26, 2013)	(0.06)		(267,470)	13,958,720
Platinum (180 contracts, settlement date July 29, 2013)	(0.07)		(329,455)	13,911,300
Silver (62 contracts, settlement date March 26, 2013)	0.01		58,585	9,370,370
Silver (61 contracts, settlement date May 29, 2013)	0.03		143,405	9,235,095
Silver (61 contracts, settlement date July 29, 2013)	(0.14)		(680,860)	9,249,125
Soybean (133 contracts, settlement date March 14, 2013)	(0.16)		(772,287)	9,373,175
Soybean (132 contracts, settlement date May 14, 2013)	(0.10)		(461,563)	9,235,050
Soybean (133 contracts, settlement date July 12, 2013)	(0.01)		(61,712)	9,278,413
Sugar (424 contracts, settlement date February 28, 2013)	(0.10)		(456,109)	9,264,909
Sugar (424 contracts, settlement date April 30, 2013)	(0.07)		(317,901)	9,307,648
Sugar (423 contracts, settlement date June 28, 2013)	0.06		278,678	9,352,022
Wheat (237 contracts, settlement date March 14, 2013)	(0.28)		(1,303,087)	9,219,300
Wheat (237 contracts, settlement date May 14, 2013)	(0.24)		(1,134,200)	9,334,838
Wheat (235 contracts, settlement date July 12, 2013)	(0.22)		(1,015,588)	9,326,563
Net Unrealized Depreciation on Futures Contracts	(2.64	) %	$(12,514,458)	$473,904,029

* Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended March 31, 2013 and 2012

	2013	2012
Income
Interest Income	$84,009	$30,714

Expenses
Management fee to related party	998,920	1,328,067
Brokerage fees and expenses	235,040	70,914
Total expenses	1,233,960	1,398,981
Net Investment Loss	(1,149,951)	(1,368,267)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Loss on
Futures Contracts	(4,444,555)	(19,491,624)
Net Realized Loss	(4,444,555)	(19,491,624)
Net Change in Unrealized Gain (Loss) on
Investments	(6,287)	6,638
Futures Contracts	(4,240,161)	26,063,992
Net Change in Unrealized Gain (Loss)	(4,246,448)	26,070,630
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(8,691,003)	6,579,006

Net Gain (Loss)	$(9,840,954)	$5,210,739

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
  Unaudited Consolidated Statements of Changes in Shareholders’ Equity
       For the Three Months Ended March 31, 2013

	General Units				Limited Units				Total

				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 1, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	-	-	-	-	900,000	25,704,700	-	25,704,700	25,704,700
Redemption of Limited Units	-	-	-	-	(350,000)	(10,105,170)	-	(10,105,170)	(10,105,170)
Net loss:
Net investment loss	-	-	(4)	(4)	-	-	(1,149,947)	(1,149,947)	(1,149,951)
Net realized loss on Investments and Futures Contracts	-	-	(14)	(14)	-	-	(4,444,541)	(4,444,541)	(4,444,555)
Net change in unrealized loss on Investments and Futures Contracts	-	-	(12)	(12)	-	-	(4,246,436)	(4,246,436)	(4,246,448)
Net loss	-	-	(30)	(30)	-	-	(9,840,924)	(9,840,924)	(9,840,954)

Balance at March 31, 2013	50	$1,500	$(87)	$1,413	17,000,000	$485,814,487	$(5,449,224)	$480,365,263	$480,366,676

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012

	2013	2012
Cash flow from operating activities:
Net Gain (Loss)	$(9,840,954)	$5,210,739
Adjustments to reconcile net (loss) to net cash used for operating activities:
Purchase of investment securities	(459,917,438)	(554,953,498)
Proceeds from sales of investment securities	470,000,000	10,000,000
Net accretion of discount	(84,009)	(30,714)
Unrealized depreciation (appreciation) on investments	4,246,448	(26,070,630)
Decrease in payable - capital shares	(4,327,722)	(1,497,826)
Decrease in accrued expenses	(180,749)	(41,912)
Net cash used for operating activities	(104,424)	(567,383,841)

Cash flows from financing activities:
Proceeds from creation of Limited Units	25,704,700	80,222,138
Redemption of Limited Units	(10,105,170)	(21,722,132)
Net cash provided by financing activities	15,599,530	58,500,006

Net change in cash	15,495,106	(508,883,835)
Cash held by broker at beginning of period	22,210,626	619,079,494
Cash held by broker at end of period	$37,705,732	$110,195,659

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
March 31, 2013 (unaudited) and December 31, 2012
	March 31,
	2013	December 31,
	(unaudited)	2012
Assets
Equity in broker trading accounts:
U.S. Treasury Obligations (cost $459,980,886 and $469,979,439 as of March 31, 2013 and December 31, 2012, respectively)	$459,990,580	$469,995,420
Cash held by broker	37,705,732	22,210,626
Net unrealized depreciation on futures contracts	(16,754,619)	(12,514,458)
Total assets	$480,941,693	$479,691,588

Liabilities and shareholders’ equity
Capital shares payable	$-	$4,327,722
Management fee payable to related party	344,394	354,469
Accrued brokerage fees and expenses payable	230,623	401,297
Total liabilities	575,017	5,083,488

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(87)	(57)
Total General Units	1,413	1,443
Limited Units:
Paid in capital - 17,000,000 and 16,450,000 redeemable units issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	485,814,487	470,214,957
Retained earnings (deficit)	(5,449,224)	4,391,700

Total Limited Units	480,365,263	474,606,657

Total shareholders’ equity	480,366,676	474,608,100

Total liabilities and shareholders’ equity	$480,941,693	$479,691,588

Net asset value per share

General Units	$28.26	$28.86

Limited Units	$28.26	$28.85

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
March 31, 2013

	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.09% due April 04, 2013	35.39%		$169,999,830	$170,000,000
U.S. Treasury Bills, 0.10% due April 11, 2013	6.25		29,999,760	30,000,000
U.S. Treasury Bills, 0.08% due April 25, 2013	39.55		189,995,820	190,000,000
U.S. Treasury Bills, 0.09% due May 16, 2013	14.57		69,995,170	70,000,000
Total U.S. Treasury Obligations (cost $459,980,886)	95.76%		$459,990,580	$460,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (431 contracts, settlement date May 15, 2013)	(0.19	) %	$(900,380)	$9,352,700
Cocoa (431 contracts, settlement date July 16, 2013)	(0.12)		(575,590)	9,417,350
Cocoa (430 contracts, settlement date September 13, 2013)	(0.04)		(172,390)	9,442,800
Coffee (180 contracts, settlement date May 20, 2013)	(0.29)		(1,377,675)	9,257,625
Coffee (179 contracts, settlement date July 19, 2013)	(0.22)		(1,054,069)	9,374,006
Coffee (179 contracts, settlement date September 18, 2013)	(0.10)		(505,556)	9,558,600
Copper (110 contracts, settlement date May 29, 2013)	(0.05)		(251,250)	9,355,500
Copper (110 contracts, settlement date July 29, 2013)	(0.04)		(184,600)	9,410,500
Copper (110 contracts, settlement date September 26, 2013)	(0.18)		(875,987)	9,457,250
Corn (291 contracts, settlement date May 14, 2013)	(0.18)		(886,037)	10,115,888
Corn (291 contracts, settlement date July 12, 2013)	(0.13)		(612,487)	9,835,800
Corn (293 contracts, settlement date September 13, 2013)	(0.10)		(458,650)	8,247,950
Cotton (317 contracts, settlement date May 08, 2013)	0.31		1,473,460	14,020,910
Cotton (317 contracts, settlement date July 09, 2013)	0.36		1,741,710	14,234,885
Gold (89 contracts, settlement date June 26, 2013)	(0.19)		(899,520)	14,201,730
Gold (88 contracts, settlement date August 28, 2013)	(0.12)		(575,140)	14,057,120
Heating Oil (44 contracts, settlement date April 30, 2013)	0.02		99,662	5,630,856
Heating Oil (44 contracts, settlement date May 31, 2013)	0.02		116,319	5,604,984
Heating Oil (44 contracts, settlement date June 28, 2013)	0.01		28,350	5,595,744
Heating Oil (44 contracts, settlement date July 31, 2013)	(0.04)		(192,465)	5,594,635
Heating Oil (45 contracts, settlement date August 30, 2013)	(0.04)		(187,291)	5,720,463
Lean Hogs (162 contracts, settlement date April 12, 2013)	(0.09)		(427,420)	5,222,880
Lean Hogs (162 contracts, settlement date June 14, 2013)	(0.10)		(474,120)	5,901,660
Lean Hogs (162 contracts, settlement date July 15, 2013)	(0.10)		(482,480)	5,900,040
Lean Hogs (162 contracts, settlement date August 14, 2013)	(0.07)		(313,600)	5,878,980
Lean Hogs (162 contracts, settlement date October 14, 2013)	(0.04)		(209,850)	5,307,120
Light, Sweet Crude Oil (58 contracts, settlement date April 22, 2013)	0.09		422,880	5,639,340
Light, Sweet Crude Oil (58 contracts, settlement date May 21, 2013)	0.09		421,200	5,654,420
Light, Sweet Crude Oil (58 contracts, settlement date June 20, 2013)	0.03		161,930	5,663,120
Light, Sweet Crude Oil (58 contracts, settlement date July 22, 2013)	0.00	*	1,600	5,659,060
Light, Sweet Crude Oil (58 contracts, settlement date August 20, 2013)	0.00	*	(5,720)	5,643,400
Live Cattle (186 contracts, settlement date June 28, 2013)	(0.07)		(325,320)	9,253,500
Live Cattle (186 contracts, settlement date August 30, 2013)	(0.07)		(344,230)	9,314,880
Live Cattle (186 contracts, settlement date October 31, 2013)	(0.04)		(171,350)	9,636,660
Natural Gas (138 contracts, settlement date April 26, 2013)	0.13		601,230	5,553,120
Natural Gas (138 contracts, settlement date May 29, 2013)	0.12		596,270	5,611,080
Natural Gas (138 contracts, settlement date June 26, 2013)	0.18		878,290	5,675,940
Natural Gas (138 contracts, settlement date July 29, 2013)	0.15		698,600	5,699,400
Natural Gas (138 contracts, settlement date August 28, 2013)	0.14		671,600	5,681,460
Platinum (179 contracts, settlement date July 29, 2013)	(0.03)		(152,720)	14,092,670
Platinum (179 contracts, settlement date October 29, 2013)	(0.24)		(1,140,665)	14,113,255
Silver (67 contracts, settlement date May 29, 2013)	(0.15)		(729,690)	9,488,205
Silver (66 contracts, settlement date July 29, 2013)	(0.24)		(1,146,950)	9,366,060
Silver (66 contracts, settlement date September 26, 2013)	(0.20)		(940,530)	9,385,200
Soybean (136 contracts, settlement date May 14, 2013)	(0.07)		(361,288)	9,552,300
Soybean (137 contracts, settlement date July 12, 2013)	(0.04)		(212,575)	9,490,675
Soybean (136 contracts, settlement date August 14, 2013)	(0.04)		(170,563)	9,157,900
Soybean Oil (188 contracts, settlement date May 14, 2013)	0.00	*	(4,434)	5,652,408
Soybean Oil (188 contracts, settlement date July 12, 2013)	0.00	*	(13,914)	5,679,480
Soybean Oil (188 contracts, settlement date August 14, 2013)	0.00	*	(5,784)	5,678,352
Soybean Oil (187 contracts, settlement date September 13, 2013)	(0.05)		(247,548)	5,634,684
Soybean Oil (188 contracts, settlement date October 14, 2013)	(0.05)		(219,708)	5,630,976
Sugar (471 contracts, settlement date April 30, 2013)	(0.21)		(992,107)	9,316,003
Sugar (471 contracts, settlement date June 28, 2013)	(0.14)		(678,160)	9,337,104
Sugar (471 contracts, settlement date September 30, 2013)	(0.09)		(443,531)	9,574,488
Wheat (272 contracts, settlement date May 14, 2013)	(0.40)		(1,948,900)	9,353,400
Wheat (271 contracts, settlement date July 12, 2013)	(0.39)		(1,883,238)	9,363,050
Wheat (272 contracts, settlement date September 13, 2013)	(0.19)		(912,238)	9,509,800
Net Unrealized Depreciation on Futures Contracts	(3.49)%		$(16,754,619)	$479,759,366

* Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Schedule of Investments
December 31, 2012

Description	Percentage of Net Assets		Fair Value	Face Value
U.S. Treasury obligations
U.S. Treasury Bills, 0.06% due January 03, 2013	37.93%		$180,000,000	$180,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	6.32		29,999,820	30,000,000
U.S. Treasury Bills, 0.05% due January 24, 2013	40.03		189,997,910	190,000,000
U.S. Treasury Bills, 0.11% due February 14, 2013	14.75		69,997,690	70,000,000
Total U.S. Treasury Obligations (cost $469,979,439)	99.03%		$469,995,420	$470,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (414 contracts, settlement date March 13, 2013)	(0.20	) %	$(948,620)	$9,257,040
Cocoa (415 contracts, settlement date May 15, 2013)	(0.20)		(932,590)	9,320,900
Cocoa (414 contracts, settlement date July 16, 2013)	(0.10)		(485,050)	9,331,560
Coffee (168 contracts, settlement date March 18, 2013)	(0.28)		(1,303,556)	9,059,400
Coffee (170 contracts, settlement date May 20, 2013)	(0.28)		(1,324,350)	9,352,125
Coffee (169 contracts, settlement date July 19, 2013)	(0.14)		(671,381)	9,477,731
Copper (102 contracts, settlement date March 26, 2013)	0.12		554,000	9,313,875
Copper (102 contracts, settlement date May 29, 2013)	0.11		544,763	9,338,100
Copper (101 contracts, settlement date July 29, 2013)	0.11		529,500	9,271,800
Corn (267 contracts, settlement date March 14, 2013)	(0.25)		(1,180,150)	9,321,637
Corn (266 contracts, settlement date May 14, 2013)	(0.23)		(1,104,225)	9,313,325
Corn (266 contracts, settlement date July 12, 2013)	(0.08)		(389,100)	9,273,425
Cotton (246 contracts, settlement date March 06, 2013)	0.08		361,630	9,242,220
Cotton (244 contracts, settlement date May 08, 2013)	0.02		99,440	9,254,920
Cotton (245 contracts, settlement date July 09, 2013)	0.10		489,040	9,416,575
FCOJ-A (838 contracts, settlement date March 08, 2013)	(0.06)		(301,343)	14,750,895
FCOJ-A (435 contracts, settlement date May 10, 2013)	0.03		133,620	7,777,800
FCOJ-A (285 contracts, settlement date July 11, 2013)	(0.01)		(61,987)	5,185,575
Gold (56 contracts, settlement date February 26, 2013)	0.07		312,270	9,384,480
Gold (55 contracts, settlement date April 26, 2013)	0.05		236,130	9,229,000
Gold (55 contracts, settlement date June 26, 2013)	(0.07)		(317,080)	9,240,000
Heating Oil (44 contracts, settlement date January 31, 2013)	0.00	*	(14,960)	5,602,766
Heating Oil (44 contracts, settlement date February 28, 2013)	0.00	*	(10,185)	5,575,046
Heating Oil (44 contracts, settlement date March 28, 2013)	0.00	*	(1,571)	5,535,869
Heating Oil (44 contracts, settlement date April 30, 2013)	0.02		85,352	5,587,982
Heating Oil (44 contracts, settlement date May 31, 2013)	0.02		90,959	5,558,045
Lean Hogs (189 contracts, settlement date February 14, 2013)	0.07		323,420	6,480,810
Lean Hogs (189 contracts, settlement date April 12, 2013)	0.01		24,060	6,707,610
Lean Hogs (188 contracts, settlement date June 14, 2013)	(0.04)		(163,170)	7,358,320
Lean Hogs (188 contracts, settlement date July 15, 2013)	(0.04)		(193,660)	7,322,600
Light, Sweet Crude Oil (60 contracts, settlement date January 22, 2013)	(0.01)		(45,010)	5,509,200
Light, Sweet Crude Oil (61 contracts, settlement date February 20, 2013)	(0.01)		(57,300)	5,628,470
Light, Sweet Crude Oil (60 contracts, settlement date March 20, 2013)	(0.01)		(38,330)	5,563,800
Light, Sweet Crude Oil (60 contracts, settlement date April 22, 2013)	0.06		279,100	5,589,600
Light, Sweet Crude Oil (60 contracts, settlement date May 21, 2013)	0.06		274,100	5,609,400
Live Cattle (175 contracts, settlement date February 28, 2013)	0.03		163,800	9,261,000
Live Cattle (174 contracts, settlement date April 30, 2013)	0.02		106,530	9,491,700
Live Cattle (175 contracts, settlement date June 28, 2013)	0.02		96,290	9,152,500
Natural Gas (163 contracts, settlement date January 29, 2013)	(0.06)		(298,990)	5,462,130
Natural Gas (163 contracts, settlement date Februay 26, 2013)	(0.05)		(251,910)	5,484,950
Natural Gas (163 contracts, settlement date March 26, 2013)	(0.04)		(189,680)	5,546,890
Natural Gas (163 contracts, settlement date April 26, 2013)	(0.07)		(316,420)	5,628,390
Natural Gas (163 contracts, settlement date May 29, 2013)	(0.06)		(298,280)	5,718,040
Platinum (181 contracts, settlement date April 26, 2013)	(0.06)		(267,470)	13,958,720
Platinum (180 contracts, settlement date July 29, 2013)	(0.07)		(329,455)	13,911,300
Silver (62 contracts, settlement date March 26, 2013)	0.01		58,585	9,370,370
Silver (61 contracts, settlement date May 29, 2013)	0.03		143,405	9,235,095
Silver (61 contracts, settlement date July 29, 2013)	(0.14)		(680,860)	9,249,125
Soybean (133 contracts, settlement date March 14, 2013)	(0.16)		(772,287)	9,373,175
Soybean (132 contracts, settlement date May 14, 2013)	(0.10)		(461,563)	9,235,050
Soybean (133 contracts, settlement date July 12, 2013)	(0.01)		(61,712)	9,278,413
Sugar (424 contracts, settlement date February 28, 2013)	(0.10)		(456,109)	9,264,909
Sugar (424 contracts, settlement date April 30, 2013)	(0.07)		(317,901)	9,307,648
Sugar (423 contracts, settlement date June 28, 2013)	0.06		278,678	9,352,022
Wheat (237 contracts, settlement date March 14, 2013)	(0.28)		(1,303,087)	9,219,300
Wheat (237 contracts, settlement date May 14, 2013)	(0.24)		(1,134,200)	9,334,838
Wheat (235 contracts, settlement date July 12, 2013)	(0.22)		(1,015,588)	9,326,563
Net Unrealized Depreciation on Futures Contracts	(2.64	) %	$(12,514,458)	$473,904,029

*   Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended March 31, 2013 and 2012

	2013	2012
Income
Interest Income	$84,009	$30,714

Expenses
Management fee to related party	998,920	1,328,067
Brokerage fees and expenses	235,040	70,914
Total expenses	1,233,960	1,398,981
Net Investment Loss	(1,149,951)	(1,368,267)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Loss on
Futures Contracts	(4,444,555)	(19,491,624)
Net Realized Loss	(4,444,555)	(19,491,624)
Net Change in Unrealized Gain (Loss) on
Investments	(6,287)	6,638
Futures Contracts	(4,240,161)	26,063,992
Net Change in Unrealized Gain (Loss)	(4,246,448)	26,070,630
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(8,691,003)	6,579,006

Net Gain (Loss)	$(9,840,954)	$5,210,739

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2013

	General Units				Limited Units				Total

				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 1, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	-	-	-	-	900,000	25,704,700	-	25,704,700	25,704,700
Redemption of Limited Units	-	-	-	-	(350,000)	(10,105,170)	-	(10,105,170)	(10,105,170)
Net loss:
Net investment loss	-	-	(4)	(4)	-	-	(1,149,947)	(1,149,947)	(1,149,951)
Net realized loss on Investments and Futures Contracts	-	-	(14)	(14)	-	-	(4,444,541)	(4,444,541)	(4,444,555)
Net change in unrealized loss on Investments and Futures Contracts	-	-	(12)	(12)	-	-	(4,246,436)	(4,246,436)	(4,246,448)
Net loss	-	-	(30)	(30)	-	-	(9,840,924)	(9,840,924)	(9,840,954)

Balance at March 31, 2013	50	$1,500	$(87)	$1,413	17,000,000	$485,814,487	$(5,449,224)	$480,365,263	$480,366,676

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012

	2013	2012
Cash flow from operating activities:
Net Gain (Loss)	$(9,840,954)	$5,210,739
Adjustments to reconcile net (loss) to net cash used for operating activities:
Purchase of investment securities	(459,917,438)	(554,953,498)
Proceeds from sales of investment securities	470,000,000	10,000,000
Net accretion of discount	(84,009)	(30,714)
Unrealized depreciation (appreciation) on investments	4,246,448	(26,070,630)
Decrease in payable - capital shares	(4,327,722)	(1,497,826)
Decrease in accrued expenses	(180,749)	(41,912)
Net cash used for operating activities	(104,424)	(567,383,841)

Cash flows from financing activities:
Proceeds from creation of Limited Units	25,704,700	80,222,138
Redemption of Limited Units	(10,105,170)	(21,722,132)
Net cash provided by financing activities	15,599,530	58,500,006

Net change in cash	15,495,106	(508,883,835)
Cash held by broker at beginning of period	22,210,626	619,079,494
Cash held by broker at end of period	$37,705,732	$110,195,659

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
GreenHaven Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

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

The proceeds from the offering of Shares are invested in the Master Fund (See Note 7 for details of the procedures for creation and redemption of Shares in the Fund). The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities and other high credit quality short term fixed income securities for deposit with the Master Fund’s commodity broker as margin. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca.

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

The Managing Owner and the Shareholders share in any profits and losses of the Fund in proportion to the percentage interest owned by each.

The Managing Owner, the Fund and the Master Fund will retain the services of third party service providers to the extent necessary to operate the ongoing operations of the Fund and the Master Fund. (See Note (2)).

Unaudited Interim Financial Information
The financial statements as of March 31, 2013 and for the three-months ended March 31, 2013 and 2012 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. The quarterly consolidated financial statements and related disclosures herein should be read in conjunction with the 2012 Annual Report filed on February 26, 2013. The Statement of Financial Condition and Schedule of Investments as of December 31, 2012 were derived from those financial statements.

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

(f) “Authorized Participant” — Authorized Participants may create or redeem Shares of the Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the DTC, and (3) have entered into an agreement (“Participant Agreement”) with the Fund and the Managing Owner. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. A list of the current Authorized Participants can be obtained from the Administrator. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Baskets of Shares by the Fund.

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

(b) Cash Held by Broker

The Fund defines cash held by broker to be highly liquid investments, with original maturities of three months or less when acquired. MS&Co allows the Master Fund to apply its Treasury Bill portfolio towards its initial margin requirement for the Master Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and Treasury Bill positions are held in segregated accounts at MS&Co and are not insured by the Federal Deposit Insurance Corporation.

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

(d) Income Taxes

The Fund and Master Fund are classified as a grantor trust and a partnership respectively, for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund is subject to U.S. federal, state, or local income taxes. Accordingly, no provision for federal, state, or local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

The Fund accounts for uncertainty in income taxes pursuant to the applicable accounting standard, which provides measurement, presentation and disclosure guidance related to uncertain tax positions. The guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this topic, the Fund may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Fund’s adoption of this standard has not had a material impact on the Fund’s financial condition and results of operations.

(e) Futures Contracts

The Master Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the consolidated statements of financial condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note 4 — Fair Value Measurements).

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

(f) Basis of Presentation and Consolidation

All of the capital raised by the Fund is used to purchase common units of beneficial interest of the Master Fund. The financial statement balances of the Master Fund are consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions are eliminated. Separate financial statements of the Master Fund are presented to comply with SEC reporting requirements as the Master Fund is a separate SEC registrant.

(g) Recently Issued Accounting Standards

In December 2011, additional disclosure guidance was issued requiring financial statements prepared under principles generally accepted in the United States of America to be more comparable to those prepared under International Financial Reporting Standards. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, disclosure of collateral received and posted in connection with master netting agreements or similar arrangements is required.  These new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

Additional clarifying guidance was issued in January 2013 regarding the applicability of the netting requirements.  Such guidance also became effective for the first quarter of fiscal 2013 but, similar to the other new guidance effective for such period, did not have and is not expected to have a significant effect on the Fund’s fair value measurement disclosures.

(h) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, March 31, 2013 and when the financial statements were issued.

During that period, no Limited Shares were created and 200,000 Limited Shares were redeemed resulting in 16,800,000 Limited Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of March 31, 2013, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$459,990,580	$-	$459,990,580
Futures Contracts	(16,754,619)	-	-	(16,754,619)
Total	$(16,754,619)	$459,990,580	$-	$443,235,961

There were no transfers between Level 1 and Level 2 for the Fund during the three months ended March 31, 2013. The Fund did not hold any Level 3 securities during the three months ended March 31, 2013 or 2012.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2013, the Funds were invested in futures contracts.

At March 31, 2013, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(16,754,619)	$-	$(16,754,619)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the three months ended March 31, 2013:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$(4,444,555)	$(4,240,161)

At December 31, 2012, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(12,514,458)	$-	$(12,514,458)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the three months ended March 31, 2012:

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

(7) Creation and Redemption of Shares from the Fund

As described in the Fund’s Prospectus, the creation and redemption procedures allow only certain eligible financial institutions (“Authorized Participants”) to create and redeem Shares directly from the Fund. Individual Shareholders may not create or redeem Shares directly from the Fund. Proceeds from sales of shares of the Fund are invested directly in the Master Fund.

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Fund. No separate management fee is paid by the Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the three-month periods ended March 31, 2013 and 2012 were $998,920 and $1,328,067, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

(b) Organization and Offering Expenses

Expenses incurred in connection with organizing the Fund and the offering of the Shares were paid by GreenHaven, LLC. GreenHaven, LLC is the sole member of the Managing Owner. The Fund does not have an obligation to reimburse GreenHaven, LLC or its affiliates for organization and offering expenses paid on their behalf.

(c) Brokerage Commissions and Fees

The Managing Owner currently does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Funds are responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.20% of the net asset value of the Master Fund in any year, although the actual amount of such fees and expenses in any year may be greater. The Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.20% per annum in the aggregate. Of the amounts so accrued, the Fund first pays brokerage fees, and secondly from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s and Master Fund’s routine operational, administrative, and other ordinary expenses paid by the Managing Owner.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the three-month periods ended March 31, 2013 and 2012 were $235,040 and $70,914, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed.

(d) Extraordinary Fees and Expenses

The Fund will pay all the extraordinary fees and expenses, if any, of the Fund. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. There have been no extraordinary fees or expenses since the Fund commenced investment operations on January 23, 2008.

(e) Routine Operational, Administrative and Other Ordinary Expenses

During the continuous offering period the Managing Owner paid all of the routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, legal fees and expenses, tax preparation expenses, filing fees, fees in connection with fund administration, and printing, mailing and duplication costs. The Managing Owner may be reimbursed for routine operational, administrative and other ordinary expenses. See Note 8 (c) for details of the Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses accrual policy.

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

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2013, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month periods ended March 31, 2013 and 2012. The net investment loss and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012

Net Asset Value
Net asset value per Limited Share, beginning of period	$28.85		$29.96

Net realized and change in unrealized gain (loss) from investments	(0.52)		0.46
Net investment loss	(0.07)		(0.07)
Net increase (decrease) in net assets from operations	(0.59)		0.39
Net asset value per Limited Share, end of period	$28.26		$30.35

Market value per Limited Share, beginning of period	$28.85		29.96
Market value per Limited Share, end of period	$28.22		$30.28

Ratio to average net assets (i)
Net investment loss	(0.98	) %	(0.87	) %
Total expenses	1.05%		0.89%

Total Return, at net asset value (ii)	(2.05	) %	1.30%
Total Return, at market value (ii)	(2.18	) %	1.07%

(i) Percentages are annualized.
(ii) Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Master Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated statements of financial condition, with changes in fair value reported in the consolidated statement of income and expenses. Generally, fair values are based on quoted market closing prices. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

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

Capital Resources
The Fund had no commitments for capital expenditures as of March 31, 2013. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2013 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the Consolidated Schedules of Investments included herein. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO MARCH 31, 2013

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

Performance Summary
Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500	-	-	-	-
1/31/2008	$31.65	350,050	$11,079,083	5.50%	-	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,771	11.88%	-	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623	-8.33%	-	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,675	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,189	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,842	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,186	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,583	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,102	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,544	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,587	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,585	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,211	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the three months ended March 31, 2013 and March 31, 2012, the Fund’s Net Asset Value underperformed the Index by .12% and outperformed the Index by .44%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Introduction
The Fund aims to track the Thomson Reuters Continuous Commodity Index, which consists of seventeen commodities and is rebalanced daily. Due to the rebalancing, the Fund on a given day holds an equal amount of each of the seventeen index components. Thus, the exposure of the Fund to a given component remains over time very close to 1/17, or 5.88%. Unless the Index Owner (Thomson Reuters) changes the construction of the Index, the Fund will maintain the same allocation to the same commodities. The value of the Shares relates directly to the value of the commodity futures and other assets held by the Master Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s portfolio of exchange-traded futures on the Index Commodities. The value of the Shares relate directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodities may fluctuate widely based on many factors. Some of those factors are:

●	Changing supply and demand relationships;

●	General economic activities and conditions;

●	Weather and other environmental conditions;

●	Acts of God;

●	Agricultural, fiscal, monetary and exchange control programs and policies of governments;

●	National and international political and economic events and policies;

●	Changes in rates of inflation; or

●	The general emotions and psychology of the marketplace, which at times can be volatile and unrelated to other more tangible factors.

●	Acts of international or domestic terrorism.

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

Agricultural Commodities: Price movements in futures contracts held by the Master Fund in agricultural commodities, such as wheat, corn, soybean oil, cotton, cocoa, sugar, coffee, and soybeans, are affected by many factors. Some of these agricultural specific factors include, but are not limited to:

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

Energy Commodities: Price movements in futures contracts held by the Master Fund in energy commodities, such as crude oil, heating oil and natural gas, are subject to risks due to frequent and often substantial fluctuations in energy commodity prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and the Managing Owner expects this volatility to continue. The markets and prices for energy commodities are affected by many factors. Some of those factors include, but are not limited to:

●	Changes in global supply and demand for oil and natural gas.

●	The price and quantity of imports and exports of oil and natural gas.

●	Political conditions, including embargoes and war, in or affecting other oil producing activities.

●	The level of global oil and natural gas exploration and production.

●	The level of global oil and natural gas inventories, production or pricing.
●	Weather conditions.

●	Technological advances affecting energy consumption.

●	The price and availability of alternative fuels.

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

The Fund’s Risk by Market Sector

The following were the primary trading risk exposures of the Fund as of March 31, 2013 by market sector.
Grains	23.53%	Corn, Soybeans, Wheat, Soy Oil

Livestock	11.76%	Hogs, Cattle

Metals	23.53%	Gold, Silver, Platinum, Copper

Energy	17.65%	Crude Oil, Natural Gas, Hearing Oil

Softs	23.53%	Coffee, Cocoa, Sugar, Cotton

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

During the three months ended March 31, 2013, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2012, filed February 26, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended March 31, 2013, 350,000 Limited Shares were redeemed for $10,105,170. On March 31, 2013, 17,000,000 Limited Shares of the Fund were outstanding for a market capitalization of $479,400,000, based on March 31, 2013 closing price of $28.22  on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) by Authorized Participants for each month during the quarter ended March 31, 2013:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Redeemed	Paid per Share	Programs	Programs
January 1, 2013 to January 31, 2013	250,000	$28.85	N/A	N/A
February 1, 2013 to February 28, 2013	100,000	$28.92	N/A	N/A
March 1, 2013 to March 31, 2013	-	$-	N/A	N/A

Total	350,000	$28.87

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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: May 8, 2013	By:	/s/ Cooper Anderson
Name: Cooper Anderson
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: May 8, 2013	By:	/s/ Cooper Anderson
Name: Cooper Anderson
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8