Form 10-Q
period 2014-09-30
GreenHaven Continuous Commodity Index Master Fund; GreenHaven Continuous Commodity Index Fund
filed 2014-11-06
CIK 1379527, 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014,
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

Indicate the number of outstanding Limited Shares as of September 30, 2014: 12,950,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
QUARTER ENDED SEPTEMBER 30, 2014

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Greenhaven Continuous Commodity Index Fund Financial Statements
Consolidated Statements of Financial Condition at September 30, 2014 (unaudited) and December 31, 2013	3
Unaudited Consolidated Schedule of Investments at September 30, 2014	4
Consolidated Schedule of Investments at December 31, 2013	5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended September 30, 2014 and 2013 and Nine Months Ended September 30, 2014 and 2013	6
Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2014	7
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	8

Greenhaven Continuous Commodity Index Master Fund Financial Statements
Statements of Financial Condition at September 30, 2014 (unaudited) and December 31, 2013	9
Unaudited Schedule of Investments at September 30, 2014	10
Schedule of Investments at December 31, 2013	11
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended September 30, 2014 and 2013 and Nine Months Ended September 30, 2014 and 2013	12
Unaudited Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2014	13
Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	14

Notes to Unaudited Consolidated Financial Statements	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4. CONTROLS AND PROCEDURES	31

PART II. OTHER INFORMATION	33

ITEM 1. Legal Proceedings	33
ITEM 1A. Risk Factors	33
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3. Defaults Upon Senior Securities	33
ITEM 4. Reserved	33
ITEM 5. Other Information	33
ITEM 6. Exhibits	34

SIGNATURES	35

EXHIBIT INDEX	36
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-31.3 SECTION 302 CERTIFICATION OF CFO
EX-31.4 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CEO
EX-32.3 SECTION 906 CERTIFICATION OF CFO
EX-32.4 SECTION 906 CERTIFICATION OF CFO

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
September 30, 2014 (unaudited) and December 31, 2013

	September 30,
	2014	December 31,
	(unaudited)	2013
Assets
Equity in broker trading accounts:
Short-term investments (cost $99,996,305 and $199,996,365 as of September 30, 2014 and December 31, 2013, respectively)	$99,998,500	$199,998,800
Cash held by broker	247,825,537	124,417,599
Net unrealized depreciation on futures contracts	(26,493,168)	(4,055,188)
Total assets	$321,330,869	$320,361,211

Liabilities and shareholders’ equity
Management fee payable to related party	$232,843	$241,143
Accrued brokerage fees and expenses payable	80,620	127,484
Total liabilities	313,463	368,627

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(261)	(215)
Total General Units	1,239	1,285
Limited Units:
Paid in capital - 12,950,000 and 12,450,000 redeemable shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	380,703,638	364,838,413
Accumulated deficit	(59,687,471)	(44,847,114)

Total Limited Units	321,016,167	319,991,299

Total shareholders’ equity	321,017,406	319,992,584
Total liabilities and shareholders’ equity	$321,330,869	$320,361,211

Net asset value per share

General Units	$24.78	$25.70

Limited Units	$24.79	$25.70

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
September 30, 2014

Description	Percentage of Net Assets		Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.03% due November 20, 2014	15.58%		$49,999,300	$50,000,000
U.S. Treasury Bills, 0.03% due November 28, 2014	15.57		49,999,200	50,000,000
Total U.S. Treasury Obligations (cost $99,996,305)	31.15%		$99,998,500	$100,000,000

Description	Percentage of Net Assets		Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (291 contracts, settlement date May 13, 2015)	0.05%		$170,360	$9,408,030
Cocoa (291 contracts, settlement date March 16, 2015)	0.06		197,730	9,483,690
Coffee (85 contracts, settlement date May 18, 2015)	0.05		166,294	6,370,219
Coffee (85 contracts, settlement date March 19, 2015)	0.05		149,831	6,293,719
Coffee (85 contracts, settlement date December 18, 2014)	0.14		444,094	6,163,031
Copper (83 contracts, settlement date May 27, 2015)	(0.12)		(377,787)	6,258,200
Copper (83 contracts, settlement date March 27, 2015)	(0.12)		(371,375)	6,250,938
Copper (84 contracts, settlement date December 29, 2014)	(0.04)		(139,000)	6,315,750
Corn (379 contracts, settlement date May 14, 2015)	(0.27)		(865,050)	6,480,900
Corn (379 contracts, settlement date March 13, 2015)	(0.27)		(872,500)	6,319,825
Corn (380 contracts, settlement date December 12, 2014)	(0.54)		(1,744,263)	6,094,250
Cotton (207 contracts, settlement date May 06, 2015)	(0.15)		(470,165)	6,339,375
Cotton (206 contracts, settlement date March 09, 2015)	(0.43)		(1,364,220)	6,226,350
Cotton (206 contracts, settlement date December 08, 2014)	(0.41)		(1,330,530)	6,321,110
Gold (51 contracts, settlement date April 28, 2015)	(0.14)		(443,990)	6,185,790
Gold (52 contracts, settlement date February 25, 2015)	(0.11)		(341,910)	6,303,960
Gold (52 contracts, settlement date December 29, 2014)	(0.15)		(478,080)	6,300,320
Lean Hogs (171 contracts, settlement date April 15, 2015)	0.05		146,070	6,202,170
Lean Hogs (172 contracts, settlement date February 13, 2015)	(0.01)		(46,440)	6,221,240
Lean Hogs (171 contracts, settlement date December 12, 2014)	0.02		52,680	6,465,510
Light, Sweet Crude Oil (43 contracts, settlement date March 20, 2015)	(0.07)		(230,420)	3,813,240
Light, Sweet Crude Oil (42 contracts, settlement date February 20, 2015)	(0.07)		(229,520)	3,740,520
Light, Sweet Crude Oil (42 contracts, settlement date January 20, 2015)	(0.07)		(217,780)	3,754,380
Light, Sweet Crude Oil (42 contracts, settlement date December 19, 2014)	(0.11)		(360,950)	3,769,920
Light, Sweet Crude Oil (42 contracts, settlement date November 20, 2014)	(0.11)		(363,960)	3,791,340
Live Cattle (97 contracts, settlement date April 30, 2015)	0.10		333,660	6,296,270
Live Cattle (96 contracts, settlement date February 27, 2015)	0.14		448,770	6,296,640
Live Cattle (96 contracts, settlement date December 31, 2014)	0.25		788,960	6,277,440
Natural Gas (91 contracts, settlement date March 27, 2015)	0.01		38,370	3,524,430
Natural Gas (92 contracts, settlement date February 25, 2015)	0.03		81,300	3,822,600
Natural Gas (91 contracts, settlement date January 28, 2015)	0.03		87,930	3,854,760
Natural Gas (91 contracts, settlement date December 29, 2014)	(0.08)		(256,120)	3,869,320
Natural Gas (91 contracts, settlement date November 25, 2014)	(0.09)		(282,670)	3,812,900
NY Harbor ULSD (34 contracts, settlement date March 31, 2015)	(0.10)		(311,636)	3,796,338
NY Harbor ULSD (33 contracts, settlement date February 27, 2015)	(0.10)		(311,090)	3,691,888
NY Harbor ULSD (34 contracts, settlement date January 30, 2015)	(0.10)		(316,756)	3,806,477
NY Harbor ULSD (34 contracts, settlement date December 31, 2014)	(0.12)		(383,221)	3,803,621
NY Harbor ULSD (34 contracts, settlement date November 28, 2014)	(0.13)		(413,566)	3,793,625
Platinum (145 contracts, settlement date April 28, 2015)	(0.28)		(885,345)	9,440,225
Platinum (145 contracts, settlement date January 28, 2015)	(0.38)		(1,216,695)	9,428,625
Silver (73 contracts, settlement date May 27, 2015)	(0.32)		(1,039,140)	6,248,435
Silver (73 contracts, settlement date March 27, 2015)	(0.32)		(1,020,430)	6,240,405
Silver (74 contracts, settlement date December 29, 2014)	(0.28)		(897,680)	6,311,090
Soybean (135 contracts, settlement date May 14, 2015)	(0.32)		(1,018,387)	6,331,500
Soybean (135 contracts, settlement date March 13, 2015)	(0.31)		(995,712)	6,275,812
Soybean (135 contracts, settlement date January 14, 2015)	(0.52)		(1,679,900)	6,218,438
Soybean Oil (240 contracts, settlement date January 14, 2015)	(0.22)		(711,912)	4,701,600
Soybean Oil (240 contracts, settlement date March 13, 2015)	(0.14)		(441,366)	4,740,480
Soybean Oil (240 contracts, settlement date May 14, 2015)	(0.14)		(450,642)	4,760,640
Soybean Oil (241 contracts, settlement date December 12, 2014)	(0.29)		(916,836)	4,680,702
Sugar (509 contracts, settlement date April 30, 2015)	(0.24)		(781,950)	9,514,635
Sugar (510 contracts, settlement date February 27, 2015)	(0.36)		(1,152,435)	9,396,240
Wheat (257 contracts, settlement date May 14, 2015)	(0.38)		(1,234,038)	6,408,937
Wheat (257 contracts, settlement date March 13, 2015)	(0.37)		(1,190,887)	6,302,925
Wheat (258 contracts, settlement date December 12, 2014)	(0.45)		(1,442,863)	6,162,975
Net Unrealized Depreciation on Futures Contracts	(8.25	) %	$(26,493,168)	$320,683,750

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2013

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.01% due January 16, 2014	15.62%	$49,999,850	$50,000,000
U.S. Treasury Bills, 0.01% due January 23, 2014	46.88	149,998,950	150,000,000
Total U.S. Treasury Obligations (cost $199,996,365)	62.50%	$199,998,800	$200,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (231 contracts, settlement date July 16, 2014)	0.01%	$35,760	$6,292,440
Cocoa (231 contracts, settlement date May 14, 2014)	0.13	411,440	6,273,960
Cocoa (231 contracts, settlement date March 14, 2014)	0.12	381,180	6,257,790
Coffee (148 contracts, settlement date July 21, 2014)	0.07	216,881	6,388,050
Coffee (148 contracts, settlement date May 19, 2014)	(0.17)	(536,812)	6,268,725
Coffee (148 contracts, settlement date March 19, 2014)	(0.17)	(545,550)	6,143,850
Copper (74 contracts, settlement date July 29, 2014)	0.06	200,375	6,240,975
Copper (74 contracts, settlement date May 28, 2014)	0.07	207,963	6,262,250
Copper (74 contracts, settlement date March 27, 2014)	0.08	240,550	6,283,525
Corn (292 contracts, settlement date July 14, 2014)	(0.05)	(170,225)	6,380,200
Corn (292 contracts, settlement date May 14, 2014)	(0.19)	(618,075)	6,281,650
Corn (292 contracts, settlement date March 14, 2014)	(0.20)	(625,900)	6,161,200
Cotton (149 contracts, settlement date July 09, 2014)	0.09	301,180	6,256,510
Cotton (149 contracts, settlement date May 07, 2014)	0.00 *	(10,605)	6,287,800
Cotton (148 contracts, settlement date March 07, 2014)	(0.02)	(59,930)	6,263,360
Gold (52 contracts, settlement date June 26, 2014)	(0.15)	(487,650)	6,258,720
Gold (52 contracts, settlement date April 28, 2014)	(0.15)	(482,440)	6,255,600
Gold (52 contracts, settlement date February 26, 2014)	(0.17)	(529,510)	6,251,960
Lean Hogs (125 contracts, settlement date July 15, 2014)	0.02	72,180	4,942,500
Lean Hogs (125 contracts, settlement date June 13, 2014)	0.01	46,480	5,007,500
Lean Hogs (125 contracts, settlement date April 14, 2014)	0.07	229,450	4,533,750
Lean Hogs (126 contracts, settlement date February 14, 2014)	0.00 **	9,330	4,305,420
Light, Sweet Crude Oil (39 contracts, settlement date May 20, 2014)	0.04	136,060	3,793,920
Light, Sweet Crude Oil (38 contracts, settlement date April 22, 2014)	0.05	144,650	3,723,620
Light, Sweet Crude Oil (38 contracts, settlement date March 20, 2014)	0.02	55,240	3,740,720
Light, Sweet Crude Oil (38 contracts, settlement date February 20, 2014)	0.01	31,670	3,744,900
Light, Sweet Crude Oil (38 contracts, settlement date January 21, 2014)	0.00 **	5,710	3,739,960
Live Cattle (118 contracts, settlement date June 30, 2014)	0.01	44,040	6,108,860
Live Cattle (117 contracts, settlement date April 30, 2014)	0.06	187,100	6,332,040
Live Cattle (118 contracts, settlement date February 28, 2014)	0.10	335,300	6,354,300
Natural Gas (91 contracts, settlement date May 28, 2014)	0.12	397,390	3,743,740
Natural Gas (91 contracts, settlement date April 28, 2014)	0.13	412,180	3,726,450
Natural Gas (91 contracts, settlement date March 27, 2014)	0.11	362,890	3,735,550
Natural Gas (90 contracts, settlement date February 26, 2014)	0.12	383,380	3,773,700
Natural Gas (90 contracts, settlement date January 29, 2014)	0.12	395,000	3,807,000
NY Harbor ULSD (30 contracts, settlement date May 30, 2014) ***	0.06	205,317	3,810,996
NY Harbor ULSD (30 contracts, settlement date April 30, 2014) ***	0.07	207,673	3,822,714
NY Harbor ULSD (29 contracts, settlement date March 31, 2014) ***	0.04	116,840	3,706,983
NY Harbor ULSD (29 contracts, settlement date February 28, 2014) ***	0.03	102,001	3,719,528
NY Harbor ULSD (29 contracts, settlement date January 31, 2014) ***	0.04	113,904	3,733,414
Platinum (137 contracts, settlement date July 29, 2014)	(0.15)	(490,930)	9,430,395
Platinum (137 contracts, settlement date April 28, 2014)	(0.18)	(574,305)	9,410,530
Silver (64 contracts, settlement date July 29, 2014)	(0.18)	(567,615)	6,220,160
Silver (65 contracts, settlement date May 28, 2014)	(0.15)	(490,235)	6,306,625
Silver (65 contracts, settlement date March 27, 2014)	(0.15)	(479,325)	6,295,250
Soybean (98 contracts, settlement date July 14, 2014)	0.06	182,763	6,196,050
Soybean (98 contracts, settlement date May 14, 2014)	0.11	344,875	6,257,300
Soybean (98 contracts, settlement date March 14, 2014)	0.13	401,825	6,333,250
Soybean Oil (266 contracts, settlement date July 14, 2014)	(0.12)	(397,332)	6,361,656
Soybean Oil (264 contracts, settlement date May 14, 2014)	(0.15)	(466,266)	6,255,216
Soybean Oil (264 contracts, settlement date March 14, 2014)	(0.14)	(450,534)	6,198,192
Sugar (338 contracts, settlement date June 30, 2014)	(0.12)	(385,806)	6,333,309
Sugar (338 contracts, settlement date April 30, 2014)	(0.11)	(337,557)	6,268,954
Sugar (339 contracts, settlement date February 28, 2014)	(0.14)	(462,112)	6,230,549
Wheat (205 contracts, settlement date July 14, 2014)	(0.17)	(549,650)	6,321,687
Wheat (205 contracts, settlement date May 14, 2014)	(0.20)	(627,613)	6,273,000
Wheat (205 contracts, settlement date March 14, 2014)	(0.20)	(627,788)	6,203,812
Net Unrealized Depreciation on Futures Contracts	(1.27)%	$(4,055,188)	$319,612,065

*             Denotes less than 0.000% yet greater than (0.005)%
**           Denotes greater than 0.000% yet less than 0.005%
***        The CME Group changed specifications and the name of Heating Oil futures to ‘NY Harbor ULSD’ in May 2013

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended September 30, 2014 and 2013
and Nine Months Ended September 30, 2014 and 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Income
Interest Income	$8,256	$30,080	$33,686	$175,532

Expenses
Management fee to related party	739,176	815,413	2,184,858	2,763,342
Brokerage fees and expenses	173,923	191,861	514,084	650,198
Total expenses	913,099	1,007,274	2,698,942	3,413,540
Net Investment Loss	(904,843)	(977,194)	(2,665,256)	(3,238,008)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	—	533	—	1,923
Futures Contracts	(13,600,852)	(18,349,415)	10,263,073	(49,851,835)
Net Realized Gain (Loss)	(13,600,852)	(18,348,882)	10,263,073	(49,849,912)
Net Change in Unrealized Gain (Loss) on
Investments	(847)	(3,787)	(240)	(14,816)
Futures Contracts	(26,394,106)	30,625,671	(22,437,980)	14,084,283
Net Change in Unrealized Gain (Loss)	(26,394,953)	30,621,884	(22,438,220)	14,069,467
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(39,995,805)	12,273,002	(12,175,147)	(35,780,445)

Net Gain (Loss)	$(40,900,648)	$11,295,808	$(14,840,403)	$(39,018,453)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2014

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 01, 2014	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Limited Units	—	—	—	—	1,550,000	43,387,949	—	43,387,949	43,387,949
Redemption of Limited Units	—	—	—	—	(1,050,000)	(27,522,724)	—	(27,522,724)	(27,522,724)
Net Loss:
Net Investment Loss	—	—	(11)	(11)	—	—	(2,665,245)	(2,665,245)	(2,665,256)
Net Realized Gain on Investments and Futures Contracts	—	—	45	45	—	—	10,263,028	10,263,028	10,263,073
Net Change in Unrealized Loss on Investments and Futures Contracts	—	—	(80)	(80)	—	—	(22,438,140)	(22,438,140)	(22,438,220)
Net Activity	—	—	(46)	(46)	500,000	15,865,225	(14,840,357)	(14,840,357)	(14,840,403)
Balance at September 30, 2014	50	$1,500	$(261)	$1,239	12,950,000	$380,703,638	$(59,687,471)	$321,016,167	$321,017,406

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013

	2014	2013

Cash flow from operating activities:
Net Loss	$(14,840,403)	$(39,018,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchase of investment securities	(528,461,254)	(1,284,836,043)
Proceeds from sales of investment securities	628,495,000	1,409,997,852
Net accretion of discount	(33,686)	(175,532)
Net realized gain (loss) on investments	—	(1,923)
Unrealized depreciation (appreciation) on investments	22,438,220	(14,069,467)
Decrease in accrued expenses	(55,164)	(362,095)
Net cash provided by operating activities	107,542,713	71,534,339

Cash flows from financing activities:
Proceeds from creation of Limited Units	43,387,949	25,704,700
Redemption of Limited Units	(27,522,724)	(106,455,350)
Decrease in capital shares payable	—	(4,327,722)
Net cash provided by (used for) financing activities	15,865,225	(85,078,372)

Net change in cash	123,407,938	(13,544,033)
Cash held by broker at beginning of period	124,417,599	22,210,626
Cash held by broker at end of period	$247,825,537	$8,666,593

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
September 30, 2014 (unaudited) and December 31, 2013

	September 30, 2014	December 31,
	(unaudited)	2013
Assets
Equity in broker trading accounts:
Short-term investments (cost $99,996,305 and $199,996,365 as of September 30, 2014 and December 31, 2013, respectively)	$99,998,500	$199,998,800
Cash held by broker	247,825,537	124,417,599
Net unrealized depreciation on futures contracts	(26,493,168)	(4,055,188)
Total assets	$321,330,869	$320,361,211

Liabilities and shareholders’ equity
Management fee payable to related party	$232,843	$241,143
Accrued brokerage fees and expenses payable	80,620	127,484
Total liabilities	313,463	368,627

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(261)	(215)
Total General Units	1,239	1,285
Limited Units:
Paid in capital - 12,950,000 and 12,450,000 redeemable shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	380,703,638	364,838,413
Accumulated deficit	(59,687,471)	(44,847,114)

Total Limited Units	321,016,167	319,991,299

Total shareholders’ equity	321,017,406	319,992,584
Total liabilities and shareholders’ equity	$321,330,869	$320,361,211

Net asset value per share

General Units	$24.78	$25.70

Limited Units	$24.79	$25.70

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
September 30, 2014

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.03% due November 20, 2014	15.58%	$49,999,300	$50,000,000
U.S. Treasury Bills, 0.03% due November 28, 2014	15.57	49,999,200	50,000,000
Total U.S. Treasury Obligations (cost $99,996,305)	31.15%	$99,998,500	$100,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (291 contracts, settlement date May 13, 2015)	0.05%	$170,360	$9,408,030
Cocoa (291 contracts, settlement date March 16, 2015)	0.06	197,730	9,483,690
Coffee (85 contracts, settlement date May 18, 2015)	0.05	166,294	6,370,219
Coffee (85 contracts, settlement date March 19, 2015)	0.05	149,831	6,293,719
Coffee (85 contracts, settlement date December 18, 2014)	0.14	444,094	6,163,031
Copper (83 contracts, settlement date May 27, 2015)	(0.12)	(377,787)	6,258,200
Copper (83 contracts, settlement date March 27, 2015)	(0.12)	(371,375)	6,250,938
Copper (84 contracts, settlement date December 29, 2014)	(0.04)	(139,000)	6,315,750
Corn (379 contracts, settlement date May 14, 2015)	(0.27)	(865,050)	6,480,900
Corn (379 contracts, settlement date March 13, 2015)	(0.27)	(872,500)	6,319,825
Corn (380 contracts, settlement date December 12, 2014)	(0.54)	(1,744,263)	6,094,250
Cotton (207 contracts, settlement date May 06, 2015)	(0.15)	(470,165)	6,339,375
Cotton (206 contracts, settlement date March 09, 2015)	(0.43)	(1,364,220)	6,226,350
Cotton (206 contracts, settlement date December 08, 2014)	(0.41)	(1,330,530)	6,321,110
Gold (51 contracts, settlement date April 28, 2015)	(0.14)	(443,990)	6,185,790
Gold (52 contracts, settlement date February 25, 2015)	(0.11)	(341,910)	6,303,960
Gold (52 contracts, settlement date December 29, 2014)	(0.15)	(478,080)	6,300,320
Lean Hogs (171 contracts, settlement date April 15, 2015)	0.05	146,070	6,202,170
Lean Hogs (172 contracts, settlement date February 13, 2015)	(0.01)	(46,440)	6,221,240
Lean Hogs (171 contracts, settlement date December 12, 2014)	0.02	52,680	6,465,510
Light, Sweet Crude Oil (43 contracts, settlement date March 20, 2015)	(0.07)	(230,420)	3,813,240
Light, Sweet Crude Oil (42 contracts, settlement date February 20, 2015)	(0.07)	(229,520)	3,740,520
Light, Sweet Crude Oil (42 contracts, settlement date January 20, 2015)	(0.07)	(217,780)	3,754,380
Light, Sweet Crude Oil (42 contracts, settlement date December 19, 2014)	(0.11)	(360,950)	3,769,920
Light, Sweet Crude Oil (42 contracts, settlement date November 20, 2014)	(0.11)	(363,960)	3,791,340
Live Cattle (97 contracts, settlement date April 30, 2015)	0.10	333,660	6,296,270
Live Cattle (96 contracts, settlement date February 27, 2015)	0.14	448,770	6,296,640
Live Cattle (96 contracts, settlement date December 31, 2014)	0.25	788,960	6,277,440
Natural Gas (91 contracts, settlement date March 27, 2015)	0.01	38,370	3,524,430
Natural Gas (92 contracts, settlement date February 25, 2015)	0.03	81,300	3,822,600
Natural Gas (91 contracts, settlement date January 28, 2015)	0.03	87,930	3,854,760
Natural Gas (91 contracts, settlement date December 29, 2014)	(0.08)	(256,120)	3,869,320
Natural Gas (91 contracts, settlement date November 25, 2014)	(0.09)	(282,670)	3,812,900
NY Harbor ULSD (34 contracts, settlement date March 31, 2015)	(0.10)	(311,636)	3,796,338
NY Harbor ULSD (33 contracts, settlement date February 27, 2015)	(0.10)	(311,090)	3,691,888
NY Harbor ULSD (34 contracts, settlement date January 30, 2015)	(0.10)	(316,756)	3,806,477
NY Harbor ULSD (34 contracts, settlement date December 31, 2014)	(0.12)	(383,221)	3,803,621
NY Harbor ULSD (34 contracts, settlement date November 28, 2014)	(0.13)	(413,566)	3,793,625
Platinum (145 contracts, settlement date April 28, 2015)	(0.28)	(885,345)	9,440,225
Platinum (145 contracts, settlement date January 28, 2015)	(0.38)	(1,216,695)	9,428,625
Silver (73 contracts, settlement date May 27, 2015)	(0.32)	(1,039,140)	6,248,435
Silver (73 contracts, settlement date March 27, 2015)	(0.32)	(1,020,430)	6,240,405
Silver (74 contracts, settlement date December 29, 2014)	(0.28)	(897,680)	6,311,090
Soybean (135 contracts, settlement date May 14, 2015)	(0.32)	(1,018,387)	6,331,500
Soybean (135 contracts, settlement date March 13, 2015)	(0.31)	(995,712)	6,275,812
Soybean (135 contracts, settlement date January 14, 2015)	(0.52)	(1,679,900)	6,218,438
Soybean Oil (240 contracts, settlement date January 14, 2015)	(0.22)	(711,912)	4,701,600
Soybean Oil (240 contracts, settlement date March 13, 2015)	(0.14)	(441,366)	4,740,480
Soybean Oil (240 contracts, settlement date May 14, 2015)	(0.14)	(450,642)	4,760,640
Soybean Oil (241 contracts, settlement date December 12, 2014)	(0.29)	(916,836)	4,680,702
Sugar (509 contracts, settlement date April 30, 2015)	(0.24)	(781,950)	9,514,635
Sugar (510 contracts, settlement date February 27, 2015)	(0.36)	(1,152,435)	9,396,240
Wheat (257 contracts, settlement date May 14, 2015)	(0.38)	(1,234,038)	6,408,937
Wheat (257 contracts, settlement date March 13, 2015)	(0.37)	(1,190,887)	6,302,925
Wheat (258 contracts, settlement date December 12, 2014)	(0.45)	(1,442,863)	6,162,975
Net Unrealized Depreciation on Futures Contracts	(8.25)%	$(26,493,168)	$320,683,750

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Schedule of Investments
December 31, 2013

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.01% due January 16, 2014	15.62%	$49,999,850	$50,000,000
U.S. Treasury Bills, 0.01% due January 23, 2014	46.88	149,998,950	150,000,000
Total U.S. Treasury Obligations (cost $199,996,365)	62.50%	$199,998,800	$200,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (231 contracts, settlement date July 16, 2014)	0.01%	$35,760	$6,292,440
Cocoa (231 contracts, settlement date May 14, 2014)	0.13	411,440	6,273,960
Cocoa (231 contracts, settlement date March 14, 2014)	0.12	381,180	6,257,790
Coffee (148 contracts, settlement date July 21, 2014)	0.07	216,881	6,388,050
Coffee (148 contracts, settlement date May 19, 2014)	(0.17)	(536,812)	6,268,725
Coffee (148 contracts, settlement date March 19, 2014)	(0.17)	(545,550)	6,143,850
Copper (74 contracts, settlement date July 29, 2014)	0.06	200,375	6,240,975
Copper (74 contracts, settlement date May 28, 2014)	0.07	207,963	6,262,250
Copper (74 contracts, settlement date March 27, 2014)	0.08	240,550	6,283,525
Corn (292 contracts, settlement date July 14, 2014)	(0.05)	(170,225)	6,380,200
Corn (292 contracts, settlement date May 14, 2014)	(0.19)	(618,075)	6,281,650
Corn (292 contracts, settlement date March 14, 2014)	(0.20)	(625,900)	6,161,200
Cotton (149 contracts, settlement date July 09, 2014)	0.09	301,180	6,256,510
Cotton (149 contracts, settlement date May 07, 2014)	0.00 *	(10,605)	6,287,800
Cotton (148 contracts, settlement date March 07, 2014)	(0.02)	(59,930)	6,263,360
Gold (52 contracts, settlement date June 26, 2014)	(0.15)	(487,650)	6,258,720
Gold (52 contracts, settlement date April 28, 2014)	(0.15)	(482,440)	6,255,600
Gold (52 contracts, settlement date February 26, 2014)	(0.17)	(529,510)	6,251,960
Lean Hogs (125 contracts, settlement date July 15, 2014)	0.02	72,180	4,942,500
Lean Hogs (125 contracts, settlement date June 13, 2014)	0.01	46,480	5,007,500
Lean Hogs (125 contracts, settlement date April 14, 2014)	0.07	229,450	4,533,750
Lean Hogs (126 contracts, settlement date February 14, 2014)	0.00 **	9,330	4,305,420
Light, Sweet Crude Oil (39 contracts, settlement date May 20, 2014)	0.04	136,060	3,793,920
Light, Sweet Crude Oil (38 contracts, settlement date April 22, 2014)	0.05	144,650	3,723,620
Light, Sweet Crude Oil (38 contracts, settlement date March 20, 2014)	0.02	55,240	3,740,720
Light, Sweet Crude Oil (38 contracts, settlement date February 20, 2014)	0.01	31,670	3,744,900
Light, Sweet Crude Oil (38 contracts, settlement date January 21, 2014)	0.00 **	5,710	3,739,960
Live Cattle (118 contracts, settlement date June 30, 2014)	0.01	44,040	6,108,860
Live Cattle (117 contracts, settlement date April 30, 2014)	0.06	187,100	6,332,040
Live Cattle (118 contracts, settlement date February 28, 2014)	0.10	335,300	6,354,300
Natural Gas (91 contracts, settlement date May 28, 2014)	0.12	397,390	3,743,740
Natural Gas (91 contracts, settlement date April 28, 2014)	0.13	412,180	3,726,450
Natural Gas (91 contracts, settlement date March 27, 2014)	0.11	362,890	3,735,550
Natural Gas (90 contracts, settlement date February 26, 2014)	0.12	383,380	3,773,700
Natural Gas (90 contracts, settlement date January 29, 2014)	0.12	395,000	3,807,000
NY Harbor ULSD (30 contracts, settlement date May 30, 2014) ***	0.06	205,317	3,810,996
NY Harbor ULSD (30 contracts, settlement date April 30, 2014) ***	0.07	207,673	3,822,714
NY Harbor ULSD (29 contracts, settlement date March 31, 2014) ***	0.04	116,840	3,706,983
NY Harbor ULSD (29 contracts, settlement date February 28, 2014) ***	0.03	102,001	3,719,528
NY Harbor ULSD (29 contracts, settlement date January 31, 2014) ***	0.04	113,904	3,733,414
Platinum (137 contracts, settlement date July 29, 2014)	(0.15)	(490,930)	9,430,395
Platinum (137 contracts, settlement date April 28, 2014)	(0.18)	(574,305)	9,410,530
Silver (64 contracts, settlement date July 29, 2014)	(0.18)	(567,615)	6,220,160
Silver (65 contracts, settlement date May 28, 2014)	(0.15)	(490,235)	6,306,625
Silver (65 contracts, settlement date March 27, 2014)	(0.15)	(479,325)	6,295,250
Soybean (98 contracts, settlement date July 14, 2014)	0.06	182,763	6,196,050
Soybean (98 contracts, settlement date May 14, 2014)	0.11	344,875	6,257,300
Soybean (98 contracts, settlement date March 14, 2014)	0.13	401,825	6,333,250
Soybean Oil (266 contracts, settlement date July 14, 2014)	(0.12)	(397,332)	6,361,656
Soybean Oil (264 contracts, settlement date May 14, 2014)	(0.15)	(466,266)	6,255,216
Soybean Oil (264 contracts, settlement date March 14, 2014)	(0.14)	(450,534)	6,198,192
Sugar (338 contracts, settlement date June 30, 2014)	(0.12)	(385,806)	6,333,309
Sugar (338 contracts, settlement date April 30, 2014)	(0.11)	(337,557)	6,268,954
Sugar (339 contracts, settlement date February 28, 2014)	(0.14)	(462,112)	6,230,549
Wheat (205 contracts, settlement date July 14, 2014)	(0.17)	(549,650)	6,321,687
Wheat (205 contracts, settlement date May 14, 2014)	(0.20)	(627,613)	6,273,000
Wheat (205 contracts, settlement date March 14, 2014)	(0.20)	(627,788)	6,203,812
Net Unrealized Depreciation on Futures Contracts	(1.27)%	$(4,055,188)	$319,612,065

* Denotes less than 0.000% yet greater than (0.005)%
** Denotes greater than 0.000% yet less than 0.005%
*** The CME Group changed specifications and the name of Heating Oil futures to ‘NY Harbor ULSD’ in May 2013

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended September 30, 2014 and 2013
and Nine Months Ended September 30, 2014 and 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Income
Interest Income	$8,256	$30,080	$33,686	$175,532

Expenses
Management fee to related party	739,176	815,413	2,184,858	2,763,342
Brokerage fees and expenses	173,923	191,861	514,084	650,198
Total expenses	913,099	1,007,274	2,698,942	3,413,540
Net Investment Loss	(904,843)	(977,194)	(2,665,256)	(3,238,008)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts Realized Gain (Loss) on
Investments	—	533	—	1,923
Futures Contracts	(13,600,852)	(18,349,415)	10,263,073	(49,851,835)
Net Realized Gain (Loss)	(13,600,852)	(18,348,882)	10,263,073	(49,849,912)
Net Change in Unrealized Gain (Loss) on
Investments	(847)	(3,787)	(240)	(14,816)
Futures Contracts	(26,394,106)	30,625,671	(22,437,980)	14,084,283
Net Change in Unrealized Gain (Loss)	(26,394,953)	30,621,884	(22,438,220)	14,069,467
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(39,995,805)	12,273,002	(12,175,147)	(35,780,445)

Net Gain (Loss)	$(40,900,648)	$11,295,808	$(14,840,403)	$(39,018,453)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2014

	General Units				Limited Units				Total
				Total General				Total Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 01, 2014	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Limited Units	—	—	—	—	1,550,000	43,387,949	—	43,387,949	43,387,949
Redemption of Limited Units	—	—	—	—	(1,050,000)	(27,522,724)	—	(27,522,724)	(27,522,724)
Net Loss:
Net Investment Loss	—	—	(11)	(11)	—	—	(2,665,245)	(2,665,245)	(2,665,256)
Net Realized Gain on Investments and Futures Contracts	—	—	45	45	—	—	10,263,028	10,263,028	10,263,073
Net Change in Unrealized Loss on Investments and Futures Contracts	—	—	(80)	(80)	—	—	(22,438,140)	(22,438,140)	(22,438,220)
Net Activity	—	—	(46)	(46)	500,000	15,865,225	(14,840,357)	(14,840,357)	(14,840,403)
Balance at September 30, 2014	50	$1,500	$(261)	$1,239	12,950,000	$380,703,638	$(59,687,471)	$321,016,167	$321,017,406

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013

	2014	2013

Cash flow from operating activities:
Net Loss	$(14,840,403)	$(39,018,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchase of investment securities	(528,461,254)	(1,284,836,043)
Proceeds from sales of investment securities	628,495,000	1,409,997,852
Net accretion of discount	(33,686)	(175,532)
Net realized gain (loss) on investments	—	(1,923)
Unrealized depreciation (appreciation) on investments	22,438,220	(14,069,467)
Decrease in accrued expenses	(55,164)	(362,095)
Net cash provided by operating activities	107,542,713	71,534,339

Cash flows from financing activities:
Proceeds from creation of Limited Units	43,387,949	25,704,700
Redemption of Limited Units	(27,522,724)	(106,455,350)
Decrease in capital shares payable	—	(4,327,722)
Net cash provided by (used for) financing activities	15,865,225	(85,078,372)

Net change in cash	123,407,938	(13,544,033)
Cash held by broker at beginning of period	124,417,599	22,210,626
Cash held by broker at end of period	$247,825,537	$8,666,593

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
GreenHaven Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

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

The proceeds from the offering of Shares are invested in the Master Fund (See Note (7) for details of the procedures for creation and redemption of Shares in the Fund). The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Equal Weight Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities and other high credit-quality, short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca.

The Index is intended to reflect the performance of certain commodities. The commodities comprising the Index (the “Index Commodities”) are: corn, soybeans, soybean oil, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, platinum, crude oil, heating oil, and natural gas.

The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each.

The Managing Owner, the Fund and the Master Fund retain the services of third party service providers to the extent necessary to operate the ongoing operations of the Fund and the Master Fund. (See Note (2)).

Unaudited Interim Financial Information
The financial statements as of September 30, 2014 and for the three and nine-months ended September 30, 2014 and 2013 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

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

(b) Recently Issued Accounting Standards

No recently promulgated accounting standards are expected to have an effect on the Fund’s financial statements.

(c) Cash Held by Broker

The Fund defines cash held by broker to be highly liquid investments, with maturities of three months or less when acquired. MS&Co allows the Master Fund to apply its Treasury Bill portfolio towards its initial margin requirement for the Master Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and Treasury Bill positions are held in segregated accounts at MS&Co and are not insured by the Federal Deposit Insurance Corporation.

(d) United States Treasury Obligations

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

(e) Income Taxes

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

(f) Futures Contracts

The Master Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the consolidated statements of financial condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note (4) — Fair Value Measurements).

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

(g) Basis of Presentation and Consolidation

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

(h) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, September 30, 2014 and when the financial statements were issued.

During that period, 0 Limited Shares were created and 250,000 Limited Shares were redeemed resulting in 12,700,000 Limited Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of September 30, 2014, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$99,998,500	$-	$99,998,500
Futures Contracts	(26,493,168)	-	-	(26,493,168)
Total	$(26,493,168)	$99,998,500	$-	$73,505,332

There were no transfers between Level 1 and Level 2 for the Fund during the nine months ended September 30, 2014. The Fund did not hold any Level 3 securities during the nine months ended September 30, 2014 or 2013.

 A summary of the Fund’s assets and liabilities at fair value as of December 31, 2013, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$199,998,800	$-	$199,998,800
Futures Contracts	(4,055,188)	-	-	(4,055,188)
Total	$(4,055,188)	$199,998,800	$-	$195,943,612

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2013. The Fund did not hold any Level 3 securities during the year ended December 31, 2013.

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of September 30, 2014, the Fund invested in futures contracts.

At September 30, 2014, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(26,493,168)	$-	$(26,493,168)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the nine months ended September 30, 2014:

Derivative Instruments	Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$10,263,073	$(22,437,980)

At December 31, 2013, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(4,055,188)	$-	$(4,055,188)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the nine months ended September 30, 2013:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(49,851,835)	$14,084,283

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

(7) Creation and Redemption of Shares from the Fund

As described in the Fund’s Prospectus, the creation and redemption procedures allow only Authorized Participants to create and redeem Shares directly from the Fund. Proceeds from sales of shares of the Fund are invested directly in the Master Fund. Retail investors seeking to purchase or sell Shares on any day are expected to effect such transactions in the secondary market, on the NYSE-Arca, at the market price per Share, rather than in connection with the creation or redemption of Baskets.

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Equal Weight Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the three-month periods ended September 30, 2014 and 2013 were $739,176 and $815,413, respectively, and for the nine-month periods ended September 30, 2014 and 2013 were $2,184,858 and $2,763,342, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

(b) Organization and Offering Expenses

Expenses incurred in connection with organizing the Fund and the offering of the Shares were paid by GreenHaven, LLC. GreenHaven, LLC is the sole member of the Managing Owner. The Fund does not have an obligation to reimburse GreenHaven, LLC or its affiliates for organization and offering expenses paid on their behalf.

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Managing Owner currently does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Fund is responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.20% of the net asset value of the Master Fund in any year, although the actual amount of such fees and expenses in any year may be greater. The Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.20% per annum in the aggregate. Of the amounts so accrued, the Fund first pays brokerage fees, and secondly from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s routine operational, administrative, and other ordinary expenses paid by the Managing Owner.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three-month periods ended September 30, 2014 and 2013 were $173,923 and $191,861, respectively, and for the nine-month periods ended September 30, 2014 and 2013 were $514,084 and $650,198, respectively.

(d) Unusual Fees and Expenses

The Fund will pay all its unusual fees and expenses, if any. Such unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. There have been no unusual fees or expenses since the Fund commenced investment operations on January 23, 2008.

(9) Termination

The term of the Fund is perpetual, unless terminated earlier in certain circumstances as defined in the Trust Agreement.

(10) Profit and Loss Allocations and Distributions

The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective capital balances of the Shareholders.

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of September 30, 2014, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month and nine-month periods ended September 30, 2014 and 2013. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Three Months
	Ended	Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net Asset Value
Net asset value per Limited Share, beginning of period	$27.91	$25.76	$25.70	$28.85

Net realized and change in unrealized gain (loss) from investments	(3.05)	0.79	(0.70)	(2.16)
Net investment loss	(0.07)	(0.07)	(0.21)	(0.21)
Net increase (decrease) in net assets from operations	(3.12)	0.72	(0.91)	(2.37)
Net asset value per Limited Share, end of period	$24.79	$26.48	$24.79	$26.48

Market value per Limited Share, beginning of period	$27.93	25.79	$25.74	28.83
Market value per Limited Share, end of period	$24.75	$26.39	$24.75	$26.39

Ratio to average net assets (i)
Net investment loss	(1.04)%	(1.02)%	(1.04)%	(1.00)%
Total expenses	1.05%	1.05%	1.05%	1.05%

Total Return, at net asset value (ii)	(11.18)%	2.80%	(3.54)%	(8.21)%
Total Return, at market value (ii)	(11.39)%	(2.33)%	(3.85)%	(8.46)%

(i) Percentages are annualized.
(ii) Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity
In October 2013, the government of the United States came close to a deadline after which it could have possibly defaulted on its own debt. A US debt default could cause liquidity problems for the Fund if it was not able to sell its Treasury Bills or forced to sell its Treasury Bills for a loss. The Managing Owner knows of no other trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources
The Fund had no commitments for capital expenditures as of September 30, 2014. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2014 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the Consolidated Schedule of Investments included herein. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM SEPTEMBER 30, 2009 TO SEPTEMBER 30, 2014

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

5 Year Performance Summary

Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	9.59%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	14.40%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.68%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	20.28%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,550,301	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,683,342	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,833,324	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,796,308	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,673,292	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,966,285	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,854,294	0.66%	-1.07%	-10.33%	-13.77%
2/28/2014	$27.80	12,350,050	$343,331,390	7.46%	7.59%	-3.64%	-7.33%
3/31/2014	$28.19	12,350,050	$348,147,910	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,251,437	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,585,389	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$360,040,396	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,054,331	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,188,813	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,031,740	-5.56%	-11.18%	-3.54%	-17.37%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return, or the “Index”, over time. For the nine-months ended September 30, 2014 and September 30, 2013, the Fund’s Net Asset Value underperformed the Index by 0.75% and 0.55%, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Introduction
The Fund aims to track the Thomson Reuters Equal Weight Continuous Commodity Index, which consists of seventeen commodities and is rebalanced daily. Due to the rebalancing, the Fund on a given day holds an equal amount of each of the seventeen index components. Thus, the exposure of the Fund to a given component remains over time very close to 1/17, or 5.88%. Unless the Index Owner (Thomson Reuters) changes the construction of the Index, the Fund will maintain the same allocation to the same commodities. The value of the Shares relates directly to the value of the commodity futures and other assets held by the Master Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s portfolio of exchange-traded futures on the Index Commodities. The value of the Shares relate directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodities may fluctuate widely based on many factors. Some of those factors are:

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

Metals Commodities: Price movements in futures contracts held by the Master Fund in metals commodities such as gold, silver, platinum and copper are affected by many specific factors. Some of these metal specific factors include, but are not limited to:

●	A change in economic conditions, such as a recession, can adversely affect the price of both industrial and precious metals. An economic downturn may have a negative impact on the usage and demand of metals which may result in a loss for the Master Fund.

●	A sudden shift in political conditions of the world’s leading metal producers may have a negative effect on the global pricing of metals.

●	An increase in the hedging of precious metals may result in the price of precious metals to decline.

●	Changes in global supply and demand for industrial and precious metals.

●	The price and quantity of imports and exports of industrial and precious metals.

●	Technological advances in the processing and mining of industrial and precious metals.Possible adverse effects on commodity markets from new regulations and required disclosures of public companies regarding “Conflict Minerals”.

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

The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of September 30, 2014 by market sector.
Grains	23.53%	Corn, Soybeans, Wheat, Soy Oil

Livestock	11.76%	Hogs, Cattle

Metals	23.53%	Gold, Silver, Platinum, Copper

Energy	17.65%	Crude Oil, Natural Gas, NY Harbor ULSD (formerly called Heating Oil)

Softs	23.53%	Coffee, Cocoa, Sugar, Cotton

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

During the three months ended September 30, 2014, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, filed March 4, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended September 30, 2014, 200,000 Limited Shares were redeemed for $4,986,421.13 and 250,000 Limited Shares were created for $6,926,147.35. On September 30, 2014, 12,950,000 Limited Shares of the Fund were outstanding for a market capitalization of $320,512,500, based on September 30, 2014 closing price of $24.75 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended September 30, 2014:

Issuer Purchases of Equity Securities
Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Redeemed	Paid per Share	Programs	Programs
July 1, 2014 to July 31, 2014	-	$-	N/A	N/A
August 1, 2014 to August 31, 2014	-	$-	N/A	N/A
September 1, 2014 to September 30, 2014	200,000	$24.93	N/A	N/A
Total	200,000	$24.93

Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Mine Safety Disclosures
     None.

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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: November 6, 2014	By:	/s/ Cooper Anderson Name: Cooper Anderson
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: November 6, 2014	By:	/s/ Cooper Anderson Name: Cooper Anderson
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

