Form 10-Q
period 2018-03-31
WisdomTree Continuous Commodity Index Master Fund; WisdomTree Continuous Commodity Index Fund
filed 2018-05-09
CIK 1379527, 1379606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Numbers: 001-33908, 001-33909

WISDOMTREE CONTINUOUS COMMODITY INDEX FUND

(Registrant)

(Exact name of Registrant as specified in its charter)

WISDOMTREE CONTINUOUS COMMODITY INDEX MASTER FUND

(Rule 140 Co-Registrant)

(Exact name of Registrant as specified in its charter)

Delaware	26-0151234 26-0151301
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

c/o WisdomTree Commodity Services, LLC 245 Park Avenue 35th Floor New York, NY	10167
(Address of Principal Executive Offices)	(Zip Code)

1-866-909-9473

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one:)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2018: 9,400,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

March 31, 2018 (unaudited) and December 31, 2017

	March 31, 2018 (unaudited)	December 31, 2017
Assets:
Cash	$8,643,405	$4,154,280
Cash held by broker for futures contracts (Note 3)	5,916,710	7,078,712
Short-term investments (cost $167,650,244 and $142,783,200 as of March 31, 2018 and December 31, 2017, respectively)	167,644,440	142,783,635
Net unrealized appreciation on futures contracts	—	1,036,765

Total Assets	182,204,555	155,053,392

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	1,151,178	—
Net management fee payable to related party	115,086	97,083

Total Liabilities	1,266,264	97,083

Shareholders’ equity:
General Units:
Paid in capital – 50 units issued	1,500	1,500
Accumulated deficit	(537)	(538)

Total General Units	963	962

Limited Units:
Paid in capital – 9,400,000 and 8,050,000 redeemable shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	309,298,666	283,104,814
Accumulated deficit	(128,361,338)	(128,149,467)

Total Limited Units	180,937,328	154,955,347

Total shareholders’ equity	180,938,291	154,956,309

Total liabilities and shareholders’ equity	$182,204,555	$155,053,392

Net asset value per share
General Units	$19.25	$19.25

Limited Units	$19.25	$19.25

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

March 31, 2018

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.42%, 4/12/18*		23.75%	$42,980,520	$43,000,000
1.54%, 5/10/18*		30.35	54,905,801	55,000,000
1.63%, 5/31/18*		11.02	19,945,480	20,000,000
1.70%, 6/21/18* (a)		27.53	49,812,639	50,000,000

Total U.S. Treasury Obligations (Cost: $167,650,244)		92.65%	$167,644,440	$168,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 5/15/18	138	0.39%	$697,340	$3,527,280
expiration date 7/16/18	137	0.36	645,180	3,540,080
expiration date 9/13/18	137	0.35	629,470	3,555,150
Coffee “C”
expiration date 5/18/18	79	(0.22)	(392,213)	3,500,194
expiration date 7/19/18	79	(0.16)	(293,625)	3,560,925
expiration date 9/18/18	78	(0.11)	(190,594)	3,578,737
Copper
expiration date 5/29/18	47	(0.04)	(75,200)	3,554,963
expiration date 7/27/18	46	(0.06)	(113,563)	3,502,900
expiration date 9/26/18	46	(0.07)	(129,637)	3,524,175
Corn
expiration date 5/14/18	179	0.04	64,550	3,470,363
expiration date 7/13/18	179	0.11	197,113	3,546,438
expiration date 9/14/18	180	0.08	147,475	3,629,250
Cotton No. 2
expiration date 5/8/18	130	0.21	371,080	5,294,900
expiration date 7/9/18	130	0.18	330,645	5,317,000
Gold 100 Ounce
expiration date 6/27/18	40	0.02	42,680	5,309,200
expiration date 8/29/18	40	(0.01)	(12,120)	5,333,200
Lean Hogs
expiration date 4/13/18	75	(0.20)	(362,010)	1,717,500
expiration date 6/14/18	75	(0.09)	(154,180)	2,296,500
expiration date 7/16/18	75	(0.08)	(138,290)	2,326,500
expiration date 8/14/18	75	(0.09)	(168,010)	2,318,250
expiration date 10/12/18	75	(0.05)	(92,440)	1,976,250
Live Cattle
expiration date 6/29/18	86	(0.27)	(493,090)	3,528,580
expiration date 8/31/18	86	(0.14)	(254,130)	3,490,740
expiration date 10/31/18	86	(0.17)	(313,910)	3,626,620
Natural Gas
expiration date 4/26/18	76	(0.03)	(62,440)	2,077,080
expiration date 5/29/18	76	(0.03)	(56,350)	2,111,280
expiration date 6/27/18	76	0.01	14,300	2,152,320
expiration date 7/27/18	76	0.02	39,280	2,163,720
expiration date 8/29/18	75	0.02	42,600	2,124,750
NY Harbor ULSD
expiration date 4/30/18	25	0.06	105,134	2,122,050
expiration date 5/31/18	25	0.06	112,119	2,119,950
expiration date 6/29/18	25	0.01	18,648	2,118,900
expiration date 7/31/18	25	0.06	109,066	2,117,955
expiration date 8/31/18	25	0.06	111,237	2,119,425
Platinum
expiration date 7/27/18	114	(0.08)	(147,800)	5,315,820
expiration date 10/29/18	113	(0.17)	(300,625)	5,307,610

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

March 31, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 5/29/18	44	(0.09)%	$(164,045)	$3,578,960
expiration date 7/27/18	43	(0.09)	(165,485)	3,516,110
expiration date 9/26/18	43	(0.03)	(52,765)	3,537,180
Soybean
expiration date 5/14/18	68	0.10	177,188	3,552,150
expiration date 7/13/18	67	0.07	131,475	3,535,925
expiration date 8/14/18	67	0.11	205,750	3,544,300
Soybean Oil
expiration date 5/14/18	110	(0.08)	(139,806)	2,103,420
expiration date 7/13/18	110	(0.09)	(157,800)	2,120,580
expiration date 8/14/18	110	(0.04)	(68,286)	2,129,160
expiration date 9/14/18	110	(0.03)	(45,720)	2,136,420
expiration date 10/12/18	110	(0.02)	(39,162)	2,145,000
Sugar No. 11
expiration date 4/30/18	253	(0.24)	(435,512)	3,499,496
expiration date 6/29/18	252	(0.27)	(481,667)	3,516,710
expiration date 9/28/18	252	(0.19)	(344,120)	3,632,429
Wheat
expiration date 5/14/18	152	(0.08)	(148,863)	3,427,600
expiration date 7/13/18	151	(0.01)	(13,675)	3,537,175
expiration date 9/14/18	151	(0.04)	(74,375)	3,663,637
WTI Crude Oil
expiration date 4/20/18	33	0.10	189,080	2,143,020
expiration date 5/22/18	33	0.11	191,530	2,140,710
expiration date 6/20/18	33	0.04	80,730	2,129,820
expiration date 7/20/18	33	0.08	141,240	2,113,320
expiration date 8/21/18	33	0.08	135,420	2,094,840

Total		(0.64)%	$(1,151,178)	$180,674,517

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $14,943,792 as of March 31, 2018.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2017

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.08%, 1/11/18*		27.74%	$42,987,395	$43,000,000
1.24%, 2/8/18*		35.45	54,929,552	55,000,000
1.37%, 3/22/18* (a)		28.96	44,866,688	45,000,000

Total U.S. Treasury Obligations (Cost: $142,783,200)		92.15%	$142,783,635	$143,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/14/18	160	(0.10)%	$(150,290)	$3,027,200
expiration date 5/15/18	160	(0.11)	(171,100)	3,028,800
expiration date 7/16/18	160	(0.24)	(373,800)	3,041,600
Coffee “C”
expiration date 3/19/18	63	(0.19)	(290,569)	2,981,475
expiration date 5/18/18	63	(0.16)	(244,256)	3,036,994
expiration date 7/19/18	63	(0.04)	(55,369)	3,093,694
Copper
expiration date 3/27/18	37	0.18	280,825	3,052,962
expiration date 5/29/18	37	0.18	277,125	3,066,375
expiration date 7/27/18	36	0.12	180,150	2,995,200
Corn
expiration date 3/14/18	169	(0.16)	(247,888)	2,963,838
expiration date 5/14/18	169	(0.16)	(242,387)	3,033,550
expiration date 7/13/18	169	(0.04)	(60,100)	3,103,262
Cotton No. 2
expiration date 3/7/18	77	0.21	328,750	3,027,255
expiration date 5/8/18	77	0.23	360,975	3,039,960
expiration date 7/9/18	76	0.21	326,190	3,011,120
Gold 100 Ounce
expiration date 2/26/18	23	0.05	73,150	3,011,390
expiration date 4/26/18	23	0.03	46,880	3,022,200
expiration date 6/27/18	23	0.04	57,980	3,033,010
Lean Hogs
expiration date 2/14/18	73	0.11	165,100	2,095,830
expiration date 4/13/18	72	0.10	157,450	2,178,720
expiration date 6/14/18	72	0.02	33,150	2,417,040
expiration date 7/16/18	72	0.02	25,240	2,414,160
Live Cattle
expiration date 2/28/18	64	0.04	59,610	3,111,680
expiration date 4/30/18	63	0.14	210,830	3,085,110
expiration date 6/29/18	64	(0.10)	(158,660)	2,909,440
Natural Gas
expiration date 1/29/18	64	(0.08)	(121,160)	1,889,920
expiration date 2/26/18	64	(0.08)	(119,730)	1,859,840
expiration date 3/27/18	65	(0.04)	(65,240)	1,786,850
expiration date 4/26/18	65	(0.06)	(95,570)	1,781,650
expiration date 5/29/18	65	(0.06)	(94,730)	1,802,450
NY Harbor ULSD
expiration date 1/31/18	21	0.21	330,091	1,824,064
expiration date 2/28/18	21	0.21	325,525	1,802,632
expiration date 3/29/18	21	0.19	297,532	1,775,995
expiration date 4/30/18	22	0.05	80,506	1,841,624
expiration date 5/31/18	22	0.05	74,592	1,827,857
Platinum
expiration date 4/26/18	97	(0.12)	(190,905)	4,550,755
expiration date 7/27/18	97	0.00	7,150	4,577,915

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2017

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 3/27/18	36	0.01%	$13,675	$3,086,100
expiration date 5/29/18	35	0.01	12,895	3,013,675
expiration date 7/27/18	35	0.01	11,410	3,026,450
Soybean
expiration date 3/14/18	63	(0.02)	(38,437)	3,029,513
expiration date 5/14/18	62	(0.02)	(28,425)	3,016,300
expiration date 7/13/18	62	(0.07)	(106,725)	3,048,075
Soybean Oil
expiration date 3/14/18	152	(0.08)	(124,698)	3,033,312
expiration date 5/14/18	151	(0.08)	(122,088)	3,028,758
expiration date 7/13/18	151	(0.12)	(181,776)	3,045,972
Sugar No. 11
expiration date 2/28/18	180	0.10	147,560	3,056,256
expiration date 4/30/18	180	0.08	123,435	3,028,032
expiration date 6/29/18	180	0.02	35,582	3,032,064
Wheat
expiration date 3/14/18	138	(0.23)	(354,900)	2,946,300
expiration date 5/14/18	138	(0.23)	(351,913)	3,037,725
expiration date 7/13/18	137	(0.07)	(109,037)	3,104,762
WTI Crude Oil
expiration date 1/22/18	31	0.20	309,230	1,873,020
expiration date 2/20/18	30	0.19	300,740	1,813,200
expiration date 3/20/18	30	0.20	306,240	1,812,000
expiration date 4/20/18	30	0.06	88,130	1,808,100
expiration date 5/22/18	30	0.06	88,820	1,801,800

Total		0.67%	$1,036,765	$154,744,831

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $11,964,450 as of December 31, 2017.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2018 and 2017

	2018	2017
Income:
Interest income	$537,926	$247,150

Expenses:
Management fee to related party	359,477	450,274

Total expenses	359,477	450,274

Expense waivers	(42,292)	(52,974)

Net expenses	317,185	397,300

Net investment income (loss)	220,741	(150,150)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Futures Contracts*	1,761,571	2,607,775

Net Realized Gain	1,761,571	2,607,775

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	(6,239)	(20,851)
Futures Contracts	(2,187,943)	(3,063,876)

Net Decrease in Unrealized Appreciation/Depreciation	(2,194,182)	(3,084,727)

Net Realized and Unrealized Loss on Investments and Futures Contracts	(432,611)	(476,952)

Net Loss	$(211,870)	$(627,102)

*	Includes brokerage commissions and fees of $36,747 and $47,213 for the three months ended March 31, 2018 and 2017, respectively.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018

	General Units					Limited Units				Total
	General Units		Accumulated	Total General Shareholders’		Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity		Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2017	50	$1,500	$(538)	$962		8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—		1,450,000	28,131,834	—	28,131,834	28,131,834
Redemption of Units	—	—	—	—		(100,000)	(1,937,982)	—	(1,937,982)	(1,937,982)
Net Gain (Loss):
Net Investment Income	—	—	0 *	0	*	—	—	220,741	220,741	220,741
Net Realized Gain from Investments and Futures Contracts	—	—	10	10		—	—	1,761,561	1,761,561	1,761,571
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(9)	(9)		—	—	(2,194,173)	(2,194,173)	(2,194,182)

Net Gain (Loss)	—	—	1	1		—	—	(211,871)	(211,871)	(211,870)

Balance at March 31, 2018	50	$1,500	$(537)	$963		9,400,000	$309,298,666	$(128,361,338)	$180,937,328	$180,938,291

*	Amount represents less than $1.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net Loss	$(211,870)	$(627,102)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Purchases of investment securities	(180,337,272)	(189,697,671)
Proceeds from sales/maturities of investment securities	156,000,000	200,000,000
Net accretion of discount	(529,772)	(247,150)
Net change in unrealized appreciation/depreciation from investments	6,239	20,851
Net change in unrealized appreciation/depreciation from futures contracts	2,187,943	3,063,876
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	18,003	(27,482)
Accrued brokerage fees and expenses payable	—	(173,182)

Net cash provided by (used for) operating activities	(22,866,729)	12,312,140

Cash flows from financing activities
Proceeds from creation of Limited Units	28,131,834	2,001,044
Redemption of Limited Units	(1,937,982)	(25,606,183)

Net cash provided by (used for) financing activities	26,193,852	(23,605,139)

Net increase (decrease) in cash	3,327,123	(11,292,999)
Cash* at beginning of period	11,232,992	21,578,215

Cash* at end of period	$14,560,115	$10,285,216

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

March 31, 2018 (unaudited) and December 31, 2017

	March 31, 2018 (unaudited)	December 31, 2017
Assets:
Cash	$8,643,405	$4,154,280
Cash held by broker for futures contracts (Note 3)	5,916,710	7,078,712
Short-term investments (cost $167,650,244 and $142,783,200 as of March 31, 2018 and December 31, 2017, respectively)	167,644,440	142,783,635
Net unrealized appreciation on futures contracts	—	1,036,765

Total Assets	182,204,555	155,053,392

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	1,151,178	—
Net management fee payable to related party	115,086	97,083

Total Liabilities	1,266,264	97,083

Shareholders’ equity:
General Units:
Paid in capital – 50 units issued	1,500	1,500
Accumulated deficit	(537)	(538)

Total General Units	963	962

Limited Units:
Paid in capital – 9,400,000 and 8,050,000 redeemable shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	309,298,666	283,104,814
Accumulated deficit	(128,361,338)	(128,149,467)

Total Limited Units	180,937,328	154,955,347

Total shareholders’ equity	180,938,291	154,956,309

Total liabilities and shareholders’ equity	$182,204,555	$155,053,392

Net asset value per share
General Units	$19.25	$19.25

Limited Units	$19.25	$19.25

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

March 31, 2018

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.42%, 4/12/18*		23.75%	$42,980,520	$43,000,000
1.54%, 5/10/18*		30.35	54,905,801	55,000,000
1.63%, 5/31/18*		11.02	19,945,480	20,000,000
1.70%, 6/21/18* (a)		27.53	49,812,639	50,000,000

Total U.S. Treasury Obligations (Cost: $167,650,244)		92.65%	$167,644,440	$168,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 5/15/18	138	0.39%	$697,340	$3,527,280
expiration date 7/16/18	137	0.36	645,180	3,540,080
expiration date 9/13/18	137	0.35	629,470	3,555,150
Coffee “C”
expiration date 5/18/18	79	(0.22)	(392,213)	3,500,194
expiration date 7/19/18	79	(0.16)	(293,625)	3,560,925
expiration date 9/18/18	78	(0.11)	(190,594)	3,578,737
Copper
expiration date 5/29/18	47	(0.04)	(75,200)	3,554,963
expiration date 7/27/18	46	(0.06)	(113,563)	3,502,900
expiration date 9/26/18	46	(0.07)	(129,637)	3,524,175
Corn
expiration date 5/14/18	179	0.04	64,550	3,470,363
expiration date 7/13/18	179	0.11	197,113	3,546,438
expiration date 9/14/18	180	0.08	147,475	3,629,250
Cotton No. 2
expiration date 5/8/18	130	0.21	371,080	5,294,900
expiration date 7/9/18	130	0.18	330,645	5,317,000
Gold 100 Ounce
expiration date 6/27/18	40	0.02	42,680	5,309,200
expiration date 8/29/18	40	(0.01)	(12,120)	5,333,200
Lean Hogs
expiration date 4/13/18	75	(0.20)	(362,010)	1,717,500
expiration date 6/14/18	75	(0.09)	(154,180)	2,296,500
expiration date 7/16/18	75	(0.08)	(138,290)	2,326,500
expiration date 8/14/18	75	(0.09)	(168,010)	2,318,250
expiration date 10/12/18	75	(0.05)	(92,440)	1,976,250
Live Cattle
expiration date 6/29/18	86	(0.27)	(493,090)	3,528,580
expiration date 8/31/18	86	(0.14)	(254,130)	3,490,740
expiration date 10/31/18	86	(0.17)	(313,910)	3,626,620
Natural Gas
expiration date 4/26/18	76	(0.03)	(62,440)	2,077,080
expiration date 5/29/18	76	(0.03)	(56,350)	2,111,280
expiration date 6/27/18	76	0.01	14,300	2,152,320
expiration date 7/27/18	76	0.02	39,280	2,163,720
expiration date 8/29/18	75	0.02	42,600	2,124,750
NY Harbor ULSD
expiration date 4/30/18	25	0.06	105,134	2,122,050
expiration date 5/31/18	25	0.06	112,119	2,119,950
expiration date 6/29/18	25	0.01	18,648	2,118,900
expiration date 7/31/18	25	0.06	109,066	2,117,955
expiration date 8/31/18	25	0.06	111,237	2,119,425
Platinum
expiration date 7/27/18	114	(0.08)	(147,800)	5,315,820
expiration date 10/29/18	113	(0.17)	(300,625)	5,307,610

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

March 31, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 5/29/18	44	(0.09)%	$(164,045)	$3,578,960
expiration date 7/27/18	43	(0.09)	(165,485)	3,516,110
expiration date 9/26/18	43	(0.03)	(52,765)	3,537,180
Soybean
expiration date 5/14/18	68	0.10	177,188	3,552,150
expiration date 7/13/18	67	0.07	131,475	3,535,925
expiration date 8/14/18	67	0.11	205,750	3,544,300
Soybean Oil
expiration date 5/14/18	110	(0.08)	(139,806)	2,103,420
expiration date 7/13/18	110	(0.09)	(157,800)	2,120,580
expiration date 8/14/18	110	(0.04)	(68,286)	2,129,160
expiration date 9/14/18	110	(0.03)	(45,720)	2,136,420
expiration date 10/12/18	110	(0.02)	(39,162)	2,145,000
Sugar No. 11
expiration date 4/30/18	253	(0.24)	(435,512)	3,499,496
expiration date 6/29/18	252	(0.27)	(481,667)	3,516,710
expiration date 9/28/18	252	(0.19)	(344,120)	3,632,429
Wheat
expiration date 5/14/18	152	(0.08)	(148,863)	3,427,600
expiration date 7/13/18	151	(0.01)	(13,675)	3,537,175
expiration date 9/14/18	151	(0.04)	(74,375)	3,663,637
WTI Crude Oil
expiration date 4/20/18	33	0.10	189,080	2,143,020
expiration date 5/22/18	33	0.11	191,530	2,140,710
expiration date 6/20/18	33	0.04	80,730	2,129,820
expiration date 7/20/18	33	0.08	141,240	2,113,320
expiration date 8/21/18	33	0.08	135,420	2,094,840

Total		(0.64)%	$(1,151,178)	$180,674,517

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $14,943,792 as of March 31, 2018.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2017

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.08%, 1/11/18*		27.74%	$42,987,395	$43,000,000
1.24%, 2/8/18*		35.45	54,929,552	55,000,000
1.37%, 3/22/18* (a)		28.96	44,866,688	45,000,000

Total U.S. Treasury Obligations (Cost: $142,783,200)		92.15%	$142,783,635	$143,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/14/18	160	(0.10)%	$(150,290)	$3,027,200
expiration date 5/15/18	160	(0.11)	(171,100)	3,028,800
expiration date 7/16/18	160	(0.24)	(373,800)	3,041,600
Coffee “C”
expiration date 3/19/18	63	(0.19)	(290,569)	2,981,475
expiration date 5/18/18	63	(0.16)	(244,256)	3,036,994
expiration date 7/19/18	63	(0.04)	(55,369)	3,093,694
Copper
expiration date 3/27/18	37	0.18	280,825	3,052,962
expiration date 5/29/18	37	0.18	277,125	3,066,375
expiration date 7/27/18	36	0.12	180,150	2,995,200
Corn
expiration date 3/14/18	169	(0.16)	(247,888)	2,963,838
expiration date 5/14/18	169	(0.16)	(242,387)	3,033,550
expiration date 7/13/18	169	(0.04)	(60,100)	3,103,262
Cotton No. 2
expiration date 3/7/18	77	0.21	328,750	3,027,255
expiration date 5/8/18	77	0.23	360,975	3,039,960
expiration date 7/9/18	76	0.21	326,190	3,011,120
Gold 100 Ounce
expiration date 2/26/18	23	0.05	73,150	3,011,390
expiration date 4/26/18	23	0.03	46,880	3,022,200
expiration date 6/27/18	23	0.04	57,980	3,033,010
Lean Hogs
expiration date 2/14/18	73	0.11	165,100	2,095,830
expiration date 4/13/18	72	0.10	157,450	2,178,720
expiration date 6/14/18	72	0.02	33,150	2,417,040
expiration date 7/16/18	72	0.02	25,240	2,414,160
Live Cattle
expiration date 2/28/18	64	0.04	59,610	3,111,680
expiration date 4/30/18	63	0.14	210,830	3,085,110
expiration date 6/29/18	64	(0.10)	(158,660)	2,909,440
Natural Gas
expiration date 1/29/18	64	(0.08)	(121,160)	1,889,920
expiration date 2/26/18	64	(0.08)	(119,730)	1,859,840
expiration date 3/27/18	65	(0.04)	(65,240)	1,786,850
expiration date 4/26/18	65	(0.06)	(95,570)	1,781,650
expiration date 5/29/18	65	(0.06)	(94,730)	1,802,450
NY Harbor ULSD
expiration date 1/31/18	21	0.21	330,091	1,824,064
expiration date 2/28/18	21	0.21	325,525	1,802,632
expiration date 3/29/18	21	0.19	297,532	1,775,995
expiration date 4/30/18	22	0.05	80,506	1,841,624
expiration date 5/31/18	22	0.05	74,592	1,827,857
Platinum
expiration date 4/26/18	97	(0.12)	(190,905)	4,550,755
expiration date 7/27/18	97	0.00	7,150	4,577,915

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2017

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 3/27/18	36	0.01%	$13,675	$3,086,100
expiration date 5/29/18	35	0.01	12,895	3,013,675
expiration date 7/27/18	35	0.01	11,410	3,026,450
Soybean
expiration date 3/14/18	63	(0.02)	(38,437)	3,029,513
expiration date 5/14/18	62	(0.02)	(28,425)	3,016,300
expiration date 7/13/18	62	(0.07)	(106,725)	3,048,075
Soybean Oil
expiration date 3/14/18	152	(0.08)	(124,698)	3,033,312
expiration date 5/14/18	151	(0.08)	(122,088)	3,028,758
expiration date 7/13/18	151	(0.12)	(181,776)	3,045,972
Sugar No. 11
expiration date 2/28/18	180	0.10	147,560	3,056,256
expiration date 4/30/18	180	0.08	123,435	3,028,032
expiration date 6/29/18	180	0.02	35,582	3,032,064
Wheat
expiration date 3/14/18	138	(0.23)	(354,900)	2,946,300
expiration date 5/14/18	138	(0.23)	(351,913)	3,037,725
expiration date 7/13/18	137	(0.07)	(109,037)	3,104,762
WTI Crude Oil
expiration date 1/22/18	31	0.20	309,230	1,873,020
expiration date 2/20/18	30	0.19	300,740	1,813,200
expiration date 3/20/18	30	0.20	306,240	1,812,000
expiration date 4/20/18	30	0.06	88,130	1,808,100
expiration date 5/22/18	30	0.06	88,820	1,801,800

Total		0.67%	$1,036,765	$154,744,831

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $11,964,450 as of December 31, 2017.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2018 and 2017

	2018	2017
Income:
Interest income	$537,926	$247,150

Expenses:
Management fee to related party	359,477	450,274

Total expenses	359,477	450,274

Expense waivers	(42,292)	(52,974)

Net expenses	317,185	397,300

Net investment income (loss)	220,741	(150,150)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Futures Contracts*	1,761,571	2,607,775

Net Realized Gain	1,761,571	2,607,775

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	(6,239)	(20,851)
Futures Contracts	(2,187,943)	(3,063,876)

Net Decrease in Unrealized Appreciation/Depreciation	(2,194,182)	(3,084,727)

Net Realized and Unrealized Loss on Investments and Futures Contracts	(432,611)	(476,952)

Net Loss	$(211,870)	$(627,102)

*	Includes brokerage commissions and fees of $36,747 and $47,213 for the three months ended March 31, 2018 and 2017, respectively.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018

	General Units					Limited Units				Total
	General Units		Accumulated	Total General Shareholders’		Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity		Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2017	50	$1,500	$(538)	$962		8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—		1,450,000	28,131,834	—	28,131,834	28,131,834
Redemption of Units	—	—	—	—		(100,000)	(1,937,982)	—	(1,937,982)	(1,937,982)
Net Gain (Loss):
Net Investment Income	—	—	0 *	0	*	—	—	220,741	220,741	220,741
Net Realized Gain from Investments and Futures Contracts	—	—	10	10		—	—	1,761,561	1,761,561	1,761,571
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(9)	(9)		—	—	(2,194,173)	(2,194,173)	(2,194,182)

Net Gain (Loss)	—	—	1	1		—	—	(211,871)	(211,871)	(211,870)

Balance at March 31, 2018	50	$1,500	$(537)	$963		9,400,000	$309,298,666	$(128,361,338)	$180,937,328	$180,938,291

*	Amount represents less than $1.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net Loss	$(211,870)	$(627,102)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Purchases of investment securities	(180,337,272)	(189,697,671)
Proceeds from sales/maturities of investment securities	156,000,000	200,000,000
Net accretion of discount	(529,772)	(247,150)
Net change in unrealized appreciation/depreciation from investments	6,239	20,851
Net change in unrealized appreciation/depreciation from futures contracts	2,187,943	3,063,876
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	18,003	(27,482)
Accrued brokerage fees and expenses payable	—	(173,182)

Net cash provided by (used for) operating activities	(22,866,729)	12,312,140

Cash flows from financing activities
Proceeds from creation of Limited Units	28,131,834	2,001,044
Redemption of Limited Units	(1,937,982)	(25,606,183)

Net cash provided by (used for) financing activities	26,193,852	(23,605,139)

Net increase (decrease) in cash	3,327,123	(11,292,999)
Cash* at beginning of period	11,232,992	21,578,215

Cash* at end of period	$14,560,115	$10,285,216

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

(1) Organization

WisdomTree Continuous Commodity Index Fund (the “Fund”) and the WisdomTree Continuous Commodity Index Master Fund (the “Master Fund” and together with the Fund, the “Funds”) are commodity pools that were organized as Delaware statutory trusts on October 27, 2006. For each of the Funds, WisdomTree Commodity Services, LLC serves as the commodity pool operator and managing owner (the “Managing Owner”), and GreenHaven Advisors LLC serves as the commodity trading advisor (the “Sub-Adviser”).

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

Unaudited Interim Financial Information

The financial statements as of March 31, 2018 and for the three-months ended March 31, 2018 and 2017 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

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

All of the capital raised by the Fund from the offering of its Shares is used to purchase Master Fund Units. The financial statements of the Fund include the balances of the Master Fund on a consolidated basis and all inter-company balances and transactions have been eliminated in the consolidation. Separate financials statements of the Master Fund are presented to comply with reporting requirements of the SEC as both the Fund and the Master Fund are SEC registrants.

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

(e) Futures Contracts

The Master Fund purchases and holds Commodity Futures for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the Schedules of Investments, Commodity Futures are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. See Note 4 — Fair Value Measurements. However, when market closing prices are not available, the Managing Owner may value an asset of Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

(f) Income Taxes

The Fund and Master Fund are treated as partnerships for U.S. federal income tax purposes. Accordingly, the Fund and Master Fund are not subject to U.S. federal income tax and may not be subject to state or local income taxes. As a result, no provision for federal, state or local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

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

(h) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended March 31, 2018 and when the financial statements were issued.

During that period, 150,000 Shares were created for $2,921,695 and 200,000 Shares were redeemed for $3,887,521, resulting in 9,350,050 Total Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Master Fund’s assets and liabilities at fair value as of March 31, 2018, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$167,644,440	$—	$167,644,440

Liabilities
Unrealized depreciation on futures contracts	(1,151,178)	—	—	(1,151,178)

Total	$(1,151,178)	$167,644,440	$—	$166,493,262

There were no transfers between Level 1 and Level 2 for the Master Fund during the three months ended March 31, 2018. The Master Fund did not hold any Level 3 securities during the three months ended March 31, 2018.

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

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2018, the Master Fund was invested in Commodity Futures. For the three months ended March 31, 2018 and year ended December 31, 2017, the volumes of derivative activity (based on average month-end notional amounts) were $171,132,229 and $178,860,477, respectively.

The fair value of derivative instruments at March 31, 2018 and December 31, 2017, were as follows:

As of:	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
March 31, 2018	Commodity Futures	$—	$1,151,178
December 31, 2017	Commodity Futures	$1,036,765	$—

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months ended March 31, 2018 and 2017:

For the Three Months Ended:	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Increase (Decrease) in Unrealized Appreciation/Depreciation on Derivative Instruments (ii)
March 31, 2018	Commodity Futures	$1,761,571	$(2,187,943)
March 31, 2017	Commodity Futures	$2,607,775	$(3,063,876)

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.

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

Determination of Required Payment. The total payment required to create each Basket is the Net Asset Value of 50,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00 p.m. ET, on the business day immediately following the purchase order date at the Net Asset Value per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

Because orders to create Baskets must be placed by 10:00 a.m. ET, but the total payment required to create a Basket during the continuous offering period will not be determined until 4:00 p.m. ET, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a Basket at the time they submit an irrevocable purchase order for the Basket. The Fund’s Net Asset Value and the total amount of the payment required to create a Basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Determination of Required Payment. The redemption proceeds from the Fund consists of the cash redemption amount equal to the Net Asset Value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at 12:00 p.m. ET, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. Effective January 1, 2017, the Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the three months ended March 31, 2018 and 2017, the Management Fee paid by the Master Fund was as follows:

For the Three Months Ended:	Management Fee	Voluntary Fee Waiver	Net Management Fee
March 31, 2018	$359,477	$(42,292)	$317,185
March 31, 2017	$450,274	$(52,974)	$397,300

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

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

Brokerage commissions and fees were charged against the Fund’s assets on a per transaction basis. Brokerage commissions and fees incurred for the three months ended March 31, 2018 were $36,747 and for the three months ended March 31, 2017 were $47,213.

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

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of March 31, 2018, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Net Asset Value
Net asset value per Limited Share, beginning of period	$19.25		$19.35
Investment operations:
Net realized and unrealized loss	(0.02	) (1)	(0.09	) (1)
Net investment income (loss)(2)	0.02		(0.01)

Net increase (decrease) in net assets from operations	—		(0.10)

Net asset value per Limited Share, end of period	$19.25		$19.25

Total Return, at net asset value(3)	0.00%		(0.52)%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$180,938		$195,428

Ratios to average net assets of:
Net investment income (loss)(4)	0.52%		(0.28)%

Expenses, prior to expense waivers(4)	0.85%		0.85%

Expenses, net of expense waivers(4)	0.75%		0.75%

(1)	Includes brokerage fees/commissions of less than $0.01 per share. See Note 8(c) on page 23.
(2)	Based on average shares outstanding.
(3)	Total return calculated for a period of less than one year is not annualized. For the periods in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived. See Note 8(a) on page 23.
(4)	Annualized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements included elsewhere in this Quarterly Report.

This Quarterly Report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of the Managing Owner for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Funds’ actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Funds’ future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Funds cannot assure investors that these projections included in these forward-looking statements will come to pass. The Funds’ actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Funds have based the forward-looking statements included in this Quarterly Report on information available to it as close to the filing date of this Quarterly Report as reasonably practicable, and the Funds assume no obligation to update any such forward-looking statements except as required by the federal securities laws. Investors are advised to review any additional disclosures that the Funds may make directly to them or through reports that the Funds file in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

The Fund’s investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index (the “Index”), before Fund liabilities and expenses. The Index Commodities consist of corn, soybeans, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, NY Harbor ULSD (formerly known as heating oil), and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are in equal weight proportion to the Index Commodities or 1/17 weighting per index commodity rebalanced daily. Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC, is the owner, publisher and calculation agent of the Index (the “Index Sponsor”). The Index Sponsor is not an affiliate of the Funds or the Managing Owner.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of Commodity Futures on the Index Commodities (the “Portfolio”). The Portfolio also includes U.S. Treasuries for deposit with the Master Fund’s Commodity Broker. The Commodity Broker currently applies part of the total value of the cash and/or U.S. Treasuries on deposit towards satisfying any margin requirements related to the Commodity Futures in the Master Fund’s futures account.

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

Performance Summary

There is no performance history prior to the beginning of trading on January 24, 2008. For current five-year performance history subsequent to the beginning of trading, see the “Results of Operations” section below.

Net Asset Value

“Net Asset Value” means the total assets of the Master Fund including, but not limited to, all cash and cash equivalents or other debt securities, less total liabilities of the Master Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. The Funds’ Administrator calculates the Net Asset Value once each NYSE Arca trading day. The Net Asset Value for a particular trading day is released after 5:00 p.m. ET and posted at www.wisdomtree.com. To provide updated information relating to the Funds for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated “indicative fund value.” The indicative intra-day value is calculated by using the prior day’s closing Net Asset Value as a base and updating that value throughout the trading day to reflect changes in the value of the Master Fund’s Commodity Futures during the trading day. The indicative intra-day value will be disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. ET to 4:00 p.m. ET. The indicative intra-day value is an approximate value and should not be viewed as a “real” time update of the Net Asset Value.

Critical Accounting Policies

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

The Master Fund holds a significant portion of its assets in Commodity Futures and U.S. Treasuries, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the statements of income and expenses. The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Master Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable.

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

Asset Valuation

The Master Fund records its Commodity Futures and U.S. Treasuries on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the statement of income and expenses.

In determining fair value of U.S. Treasuries and Commodity Futures, the Fund uses unadjusted quoted market prices in active markets and a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4 – Fair Value Measurements for further information regarding this accounting policy.

Market Risk

See Item 1A – Risk Factors and Item 3 – Quantitative and Qualitative Disclosures About Market Risk for a complete discussion of market risk.

Credit Risk

The Master Fund holds two types of investments: (1) short-term U.S. Treasury obligations, and (2) long positions in futures contracts on the seventeen Index Commodities. Since the Index allocates equally among the components and is rebalanced daily, performance risk of the Commodity Futures is divided equally among the components. Each of the Index Commodities is traded on the CME Group or ICE exchanges.

The CME Group and ICE exchanges guarantee the performance of its outstanding Commodity Futures. Each exchange is also publicly traded and, in the Managing Owner’s opinion, well-capitalized. Each uses a system of margining and daily cash settlement of unrealized gains and losses in open positions, which reduces counterparty risk for market participants. Hence, the Managing Owner believes that the Master Fund faces minimal credit or counterparty risk in its futures trading and contract positions.

The Master Fund will also hold significant cash balances representing the excess of invested funds above the margin requirements for its Commodity Futures. To the extent practical, the Fund will hold this excess cash in short-term U.S. Treasury obligations. Hence, the Managing Owner assigns no counterparty risk to such holdings.

Liquidity

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations. The Funds meet liquidity needs in the normal course of business from cash, cash equivalents, and/or the sale of U.S. Treasuries it holds. The Funds’ liquidity needs include: redeeming Shares, providing margin deposits for existing Commodity Futures, the purchase of additional Commodity Futures and paying expenses.

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

Contractual Obligations

The Funds’ contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of Net Asset Value. Commissions paid by the Master Fund to the Commodity Broker are on a per contract half-turn basis. As such, the Managing Owner cannot anticipate the amount of payments and commissions related to half-turns or round-turns that will be required under these arrangements for future periods as the amount and level of future trading activity is unknown.

Off-Balance Sheet Risk

In the normal course of business, the Funds are party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are standardized Commodity Futures traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities.” As of March 31, 2018, the Funds have no unrecorded liabilities relating to Commodity Futures. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

Results of Operations

FOR THE PERIOD FROM MARCH 31, 2013 TO MARCH 31, 2018

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008. The total returns shown in the below table are based on Net Asset Value. Net Asset Value returns assume that dividends and capital gain distributions, if any, have been reinvested in the Fund at Net Asset Value. The Net Asset Value returns do not reflect brokerage commissions or taxes on transactions in Shares or taxes that a shareholder would pay on Fund distributions.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
3/31/2013	$28.26	17,000,050	$480,366,427	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,578,302	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,577,235	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,488,312	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,484,507	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,732,451	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,838,812	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,770,766	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,662,899	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,992,548	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,883,915	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,355,140	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,183,222	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,209,409	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,553,581	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$359,978,141	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,898,134	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%
10/31/2017	$19.08	8,400,050	$160,283,921	1.71%	-0.37%	-1.40%	-36.40%
11/30/2017	$19.11	8,200,050	$156,718,600	0.16%	1.43%	-1.24%	-36.30%
12/31/2017	$19.25	8,050,050	$154,956,309	0.73%	2.61%	-0.52%	-35.83%
1/31/2018	$19.50	8,800,050	$171,590,704	1.30%	2.20%	1.30%	-35.00%
2/28/2018	$19.45	9,150,050	$177,987,164	-0.26%	1.78%	1.04%	-35.17%
3/31/2018	$19.25	9,400,050	$180,938,291	-1.03%	0.00%	0.00%	-35.83%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return over time. For the three months ended March 31, 2018 and 2017, the Fund’s Net Asset Value underperformed the Index by 0.28% and 0.26%, respectively.

The Funds are unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Funds are designed to replicate a commodity index. The market-sensitive instruments held by the Master Fund are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Funds’ main line of business.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

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

Market movements can produce frequent changes in the fair market value of the Master Fund’s open positions and, consequently, in its earnings and cash flows. The Funds’ market risk is primarily influenced by changes in the price of the Index Commodities.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. Examples of these special circumstances include the unavailability of the Index or certain natural or man-made disasters impacting the United States and global financial markets. The Managing Owner does not apply risk management techniques. The Master Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

Quantitative Disclosures

Market Risk by Sector

The following were the primary trading risk exposures of the Fund as of March 31, 2018 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Grains	23.54%	Corn, Soybean, Wheat, Soybean Oil
Livestock	11.78%	Hogs, Cattle
Metals	23.51%	Gold, Silver, Platinum, Copper
Energy	17.63%	Crude Oil, Natural Gas, NY Harbor ULSD
Softs	23.54%	Coffee, Cocoa, Sugar, Cotton

Commodity Price Sensitivity and Interest Rate Sensitivity

The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provides information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of March 31, 2018, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	April 2018 - August 2018	379	$2.80	10,000	$10,629,150	$(22,610)
NY Harbor ULSD	April 2018 - August 2018	125	2.02	42,000	10,598,280	456,204
WTI Crude Oil	April 2018 - August 2018	165	64.37	1,000	10,621,710	738,000
Grains
Corn	May 2018 - September 2018	538	3.96	5,000	10,646,051	409,138
Soybean	May 2018 - August 2018	202	10.53	5,000	10,632,375	514,413
Soybean Oil	May 2018 - October 2018	550	0.32	60,000	10,634,580	(450,774)
Wheat	May 2018 - September 2018	454	4.68	5,000	10,628,412	(236,913)
Livestock
Lean Hogs	April 2018 - October 2018	375	0.71	40,000	10,635,000	(914,930)
Live Cattle	June 2018 - October 2018	258	1.03	40,000	10,645,940	(1,061,130)
Metals
Copper	May 2018 - September 2018	139	3.05	25,000	10,582,038	(318,400)
Gold 100 Ounce	June 2018 - August 2018	80	1,330.30	100	10,642,400	30,560
Platinum	July 2018 - October 2018	227	935.99	50	10,623,430	(448,425)
Silver	May 2018 - September 2018	130	16.36	5,000	10,632,250	(382,295)

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Softs
Cocoa	May 2018 - September 2018	412	$2,578.28	10	$10,622,510	$1,971,990
Coffee “C”	May 2018 - September 2018	236	1.20	37,500	10,639,856	(876,432)
Cotton No. 2	May 2018 - July 2018	260	0.82	50,000	10,611,900	701,725
Sugar No. 11	May 2018 - September 2018	757	0.13	112,000	10,648,635	(1,261,299)

Total					$180,674,517	$(1,151,178)

As of March 31, 2018, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk were as follows:

Description	Range of Discount Rates	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	1.42% - 1.71%	April 2018 - June 2018	$168,000,000	$167,644,440	$(5,804)

Item 4. Controls and Procedures

Disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Funds carried out an evaluation of the effectiveness of the design and operation of their respective disclosure controls and procedures (as defined in Rule 13a-15(f)) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Funds’ disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

The Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting. The Managing Owner’s internal control system is designed to provide reasonable assurance to the Funds’ management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2017, with the SEC on February 28, 2018, which sets forth certain risk factors in Part I, Item 1A therein. We have not experienced any material changes from the risk factors previously described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) For the three-months ended March 31, 2018, 100,000 Limited Shares were redeemed for $1,937,982 and 1,450,000 Limited Shares were created for $28,131,834. The created Shares were registered pursuant to our Registration Statement on Form S-3 (Registration No.: 333-214153), which was declared effective by the SEC on October 28, 2016. The Fund filed a prospectus under Rule 424(b) of the Exchange Act on October 26, 2017 to update certain information contained in the Registration Statement. On March 31, 2018, 9,400,000 Limited Shares of the Fund were outstanding for a market capitalization of $180,856,000, based on the March 29, 2018 closing price of $19.24 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	100,000	$19.38	N/A	N/A
February 1, 2018 to February 28, 2018	—	—	N/A	N/A
March 1, 2018 to March 31, 2018	—	—	N/A	N/A

Total	100,000	$19.38

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.4	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant and co-registrant have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Fund (registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2018
WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)
Date: May 9, 2018