Form 10-Q
period 2018-06-30
WisdomTree Continuous Commodity Index Master Fund; WisdomTree Continuous Commodity Index Fund
filed 2018-08-08
CIK 1379527, 1379606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

1-866-909-9473

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2018: 9,400,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

June 30, 2018 (unaudited) and December 31, 2017

	June 30, 2018 (unaudited)	December 31, 2017
Assets:
Cash	$5,191,608	$4,154,280
Cash held by broker for futures contracts (Note 3)	8,636,007	7,078,712
Short-term investments (cost $164,649,346 and $142,783,200 as of June 30, 2018 and December 31, 2017, respectively)	164,659,275	142,783,635
Net unrealized appreciation on futures contracts	—	1,036,765

Total Assets	178,486,890	155,053,392

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	5,843,457	—
Net management fee payable to related party (Note 8)	110,268	97,083

Total Liabilities	5,953,725	97,083

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding as of June 30, 2018 and December 31, 2017	1,500	1,500
Accumulated deficit	(557)	(538)

Total General Units	943	962

Limited Units:
Paid in capital—9,150,000 and 8,050,000 redeemable shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	304,547,575	283,104,814
Accumulated deficit	(132,015,353)	(128,149,467)

Total Limited Units	172,532,222	154,955,347

Total shareholders’ equity	172,533,165	154,956,309

Total liabilities and shareholders’ equity	$178,486,890	$155,053,392

Net asset value per share
General Units	$18.86	$19.25

Limited Units	$18.86	$19.25

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

June 30, 2018

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.72%, 7/12/18*		26.07%	$44,979,109	$45,000,000
1.86%, 8/2/18*		26.04	44,930,072	45,000,000
1.87%, 8/23/18*		17.34	29,921,188	30,000,000
1.91%, 9/13/18* (a)		25.99	44,828,906	45,000,000

Total U.S. Treasury Obligations (Cost: $164,649,346)		95.44%	$164,659,275	$165,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 9/13/18	202	0.14%	$247,430	$5,074,240
expiration date 12/13/18	201	(0.01)	(11,660)	5,087,310
Coffee “C”
expiration date 9/18/18	116	(0.24)	(408,900)	5,006,850
expiration date 12/18/18	116	(0.15)	(264,581)	5,156,925
Copper
expiration date 9/26/18	68	(0.21)	(354,137)	5,042,200
expiration date 12/27/18	68	(0.19)	(330,412)	5,079,600
Corn
expiration date 9/14/18	278	(0.23)	(388,275)	4,997,050
expiration date 12/14/18	277	(0.28)	(480,475)	5,141,812
Cotton No. 2
expiration date 12/6/18	121	0.14	242,525	5,077,160
expiration date 3/7/19	121	(0.24)	(414,430)	5,061,430
Gold 100 Ounce
expiration date 12/27/18	40	(0.21)	(359,780)	5,065,200
expiration date 2/26/19	40	(0.11)	(192,080)	5,089,600
Lean Hogs
expiration date 8/14/18	101	(0.05)	(85,760)	3,088,580
expiration date 10/12/18	101	(0.14)	(244,670)	2,414,910
expiration date 12/14/18	102	(0.13)	(229,320)	2,225,640
expiration date 2/14/19	101	(0.09)	(150,100)	2,413,900
Live Cattle
expiration date 10/31/18	74	(0.04)	(64,030)	3,256,740
expiration date 12/31/18	75	0.04	61,730	3,411,000
expiration date 2/28/19	75	0.02	29,790	3,489,750
Natural Gas
expiration date 8/29/18	68	0.04	77,280	1,972,680
expiration date 9/26/18	68	0.04	68,160	1,977,440
expiration date 10/29/18	68	0.04	64,210	2,005,320
expiration date 11/28/18	67	(0.00)	(3,540)	2,046,850
expiration date 12/27/18	67	(0.00)	(6,560)	2,100,450
NY Harbor ULSD
expiration date 8/31/18	22	0.14	240,097	2,047,769
expiration date 9/28/18	22	0.08	143,770	2,053,590
expiration date 10/31/18	22	0.10	169,071	2,058,487
expiration date 11/30/18	21	0.03	51,710	1,968,536
expiration date 12/31/18	21	0.03	51,345	1,972,240
Platinum
expiration date 10/29/18	118	(0.39)	(667,505)	5,060,430
expiration date 1/29/19	118	(0.17)	(291,150)	5,088,750
Silver
expiration date 9/26/18	62	(0.08)	(139,125)	5,021,380
expiration date 12/27/18	62	(0.10)	(168,205)	5,057,960
Soybean
expiration date 11/14/18	115	(0.48)	(822,163)	5,060,000

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

June 30, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
expiration date 1/14/19	114	(0.39)%	$(680,375)	$5,067,300
Soybean Oil
expiration date 9/14/18	143	(0.14)	(249,726)	2,517,372
expiration date 10/12/18	143	(0.14)	(245,244)	2,528,526
expiration date 12/14/18	142	(0.12)	(213,102)	2,533,848
expiration date 1/14/19	142	(0.08)	(136,800)	2,555,148
Sugar No. 11
expiration date 9/28/18	361	(0.10)	(175,627)	4,952,920
expiration date 2/28/19	360	(0.03)	(54,309)	5,221,440
Wheat
expiration date 9/14/18	199	(0.07)	(127,562)	4,987,438
expiration date 12/14/18	199	(0.16)	(268,912)	5,141,663
WTI Crude Oil
expiration date 8/21/18	28	0.19	329,350	2,028,880
expiration date 9/20/18	29	0.09	161,510	2,056,680
expiration date 10/22/18	29	0.10	166,860	2,034,640
expiration date 11/19/18	29	0.08	146,240	2,015,210
expiration date 12/19/18	29	0.08	133,980	1,996,650

Total		(3.39)%	$(5,843,457)	$172,309,494

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $12,950,573 as of June 30, 2018.

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income:
Interest income	$713,571	$317,895	$1,251,497	$565,045
Expenses:
Management fee to related party (Note 8)	384,216	373,775	743,693	824,049

Total expenses	384,216	373,775	743,693	824,049

Expense waivers (Note 8)	(45,201)	(43,973)	(87,493)	(96,947)

Net expenses	339,015	329,802	656,200	727,102

Net investment income (loss)	374,556	(11,907)	595,297	(162,057)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	(18)	(10,751)	(18)	(10,751)
Futures Contracts*	647,973	(6,351,768)	2,409,544	(3,743,993)

Net Realized Gain (Loss)	647,955	(6,362,519)	2,409,526	(3,754,744)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	15,733	20,684	9,494	(167)
Futures Contracts	(4,692,279)	834,178	(6,880,222)	(2,229,698)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	(4,676,546)	854,862	(6,870,728)	(2,229,865)

Net Realized and Unrealized Loss on Investments and Futures Contracts	(4,028,591)	(5,507,657)	(4,461,202)	(5,984,609)

Net Loss	$(3,654,035)	$(5,519,564)	$(3,865,905)	$(6,146,666)

*

Includes brokerage commissions and fees of $54,559 and $58,488 for the three months ended June 30, 2018 and 2017, and $91,306 and $105,701 for the six months ended June 30, 2018 and 2017, respectively.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2018

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	1,650,000	32,029,138	—	32,029,138	32,029,138
Redemption of Units	—	—	—	—	(550,000)	(10,586,377)	—	(10,586,377)	(10,586,377)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	595,294	595,294	595,297
Net Realized Gain from Investments and Futures Contracts	—	—	14	14	—	—	2,409,512	2,409,512	2,409,526
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(36)	(36)	—	—	(6,870,692)	(6,870,692)	(6,870,728)

Net Loss	—	—	(19)	(19)	—	—	(3,865,886)	(3,865,886)	(3,865,905)

Balance at June 30, 2018	50	$1,500	$(557)	$943	9,150,000	$304,547,575	$(132,015,353)	$172,532,222	$172,533,165

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net Loss	$(3,865,905)	$(6,146,666)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(354,637,947)	(354,348,877)
Proceeds from sales of investment securities	333,999,796	399,904,251
Net accretion of discount	(1,228,013)	(565,022)
Net realized loss on investment securities	18	10,751
Net change in unrealized appreciation/depreciation from investments	(9,494)	167
Net change in unrealized appreciation/depreciation from futures contracts	6,880,222	2,229,698
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	13,185	(57,210)
Accrued brokerage fees and expenses payable	—	(173,182)

Net cash provided by (used for) operating activities	(18,848,138)	40,853,910

Cash flows from financing activities
Proceeds from creation of Limited Units	32,029,138	2,001,044
Redemption of Limited Units	(10,586,377)	(50,155,087)

Net cash provided by (used for) financing activities	21,442,761	(48,154,043)

Net increase (decrease) in cash	2,594,623	(7,300,133)
Cash* at beginning of period	11,232,992	21,578,215

Cash* at end of period	$13,827,615	$14,278,082

*    Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

June 30, 2018 (unaudited) and December 31, 2017

	June 30, 2018 (unaudited)	December 31, 2017
Assets:
Cash	$5,191,608	$4,154,280
Cash held by broker for futures contracts (Note 3)	8,636,007	7,078,712
Short-term investments (cost $164,649,346 and $142,783,200 as of June 30, 2018 and December 31, 2017, respectively)	164,659,275	142,783,635
Net unrealized appreciation on futures contracts	—	1,036,765

Total Assets	178,486,890	155,053,392

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	5,843,457	—
Net management fee payable to related party (Note 8)	110,268	97,083

Total Liabilities	5,953,725	97,083

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued and outstanding as of June 30, 2018 and December 31, 2017	1,500	1,500
Accumulated deficit	(557)	(538)

Total General Units	943	962

Limited Units:
Paid in capital - 9,150,000 and 8,050,000 redeemable shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	304,547,575	283,104,814
Accumulated deficit	(132,015,353)	(128,149,467)

Total Limited Units	172,532,222	154,955,347

Total shareholders’ equity	172,533,165	154,956,309

Total liabilities and shareholders’ equity	$178,486,890	$155,053,392

Net asset value per share
General Units	$18.86	$19.25

Limited Units	$18.86	$19.25

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

June 30, 2018

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.72%, 7/12/18*		26.07%	$44,979,109	$45,000,000
1.86%, 8/2/18*		26.04	44,930,072	45,000,000
1.87%, 8/23/18*		17.34	29,921,188	30,000,000
1.91%, 9/13/18* (a)		25.99	44,828,906	45,000,000

Total U.S. Treasury Obligations (Cost: $164,649,346)		95.44%	$164,659,275	$165,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 9/13/18	202	0.14%	$247,430	$5,074,240
expiration date 12/13/18	201	(0.01)	(11,660)	5,087,310
Coffee “C”
expiration date 9/18/18	116	(0.24)	(408,900)	5,006,850
expiration date 12/18/18	116	(0.15)	(264,581)	5,156,925
Copper
expiration date 9/26/18	68	(0.21)	(354,137)	5,042,200
expiration date 12/27/18	68	(0.19)	(330,412)	5,079,600
Corn
expiration date 9/14/18	278	(0.23)	(388,275)	4,997,050
expiration date 12/14/18	277	(0.28)	(480,475)	5,141,812
Cotton No. 2
expiration date 12/6/18	121	0.14	242,525	5,077,160
expiration date 3/7/19	121	(0.24)	(414,430)	5,061,430
Gold 100 Ounce
expiration date 12/27/18	40	(0.21)	(359,780)	5,065,200
expiration date 2/26/19	40	(0.11)	(192,080)	5,089,600
Lean Hogs
expiration date 8/14/18	101	(0.05)	(85,760)	3,088,580
expiration date 10/12/18	101	(0.14)	(244,670)	2,414,910
expiration date 12/14/18	102	(0.13)	(229,320)	2,225,640
expiration date 2/14/19	101	(0.09)	(150,100)	2,413,900
Live Cattle
expiration date 10/31/18	74	(0.04)	(64,030)	3,256,740
expiration date 12/31/18	75	0.04	61,730	3,411,000
expiration date 2/28/19	75	0.02	29,790	3,489,750
Natural Gas
expiration date 8/29/18	68	0.04	77,280	1,972,680
expiration date 9/26/18	68	0.04	68,160	1,977,440
expiration date 10/29/18	68	0.04	64,210	2,005,320
expiration date 11/28/18	67	(0.00)	(3,540)	2,046,850
expiration date 12/27/18	67	(0.00)	(6,560)	2,100,450
NY Harbor ULSD
expiration date 8/31/18	22	0.14	240,097	2,047,769
expiration date 9/28/18	22	0.08	143,770	2,053,590
expiration date 10/31/18	22	0.10	169,071	2,058,487
expiration date 11/30/18	21	0.03	51,710	1,968,536
expiration date 12/31/18	21	0.03	51,345	1,972,240
Platinum
expiration date 10/29/18	118	(0.39)	(667,505)	5,060,430
expiration date 1/29/19	118	(0.17)	(291,150)	5,088,750
Silver
expiration date 9/26/18	62	(0.08)	(139,125)	5,021,380
expiration date 12/27/18	62	(0.10)	(168,205)	5,057,960
Soybean
expiration date 11/14/18	115	(0.48)	(822,163)	5,060,000

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

June 30, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
expiration date 1/14/19	114	(0.39)%	$(680,375)	$5,067,300
Soybean Oil
expiration date 9/14/18	143	(0.14)	(249,726)	2,517,372
expiration date 10/12/18	143	(0.14)	(245,244)	2,528,526
expiration date 12/14/18	142	(0.12)	(213,102)	2,533,848
expiration date 1/14/19	142	(0.08)	(136,800)	2,555,148
Sugar No. 11
expiration date 9/28/18	361	(0.10)	(175,627)	4,952,920
expiration date 2/28/19	360	(0.03)	(54,309)	5,221,440
Wheat
expiration date 9/14/18	199	(0.07)	(127,562)	4,987,438
expiration date 12/14/18	199	(0.16)	(268,912)	5,141,663
WTI Crude Oil
expiration date 8/21/18	28	0.19	329,350	2,028,880
expiration date 9/20/18	29	0.09	161,510	2,056,680
expiration date 10/22/18	29	0.10	166,860	2,034,640
expiration date 11/19/18	29	0.08	146,240	2,015,210
expiration date 12/19/18	29	0.08	133,980	1,996,650

Total		(3.39)%	$(5,843,457)	$172,309,494

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $12,950,573 as of June 30, 2018.

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Income and Expenses

For the Three Months and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income:
Interest income	$713,571	$317,895	$1,251,497	$565,045
Expenses:
Management fee to related party (Note 8)	384,216	373,775	743,693	824,049

Total expenses	384,216	373,775	743,693	824,049

Expense waivers (Note 8)	(45,201)	(43,973)	(87,493)	(96,947)

Net expenses	339,015	329,802	656,200	727,102

Net investment income (loss)	374,556	(11,907)	595,297	(162,057)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	(18)	(10,751)	(18)	(10,751)
Futures Contracts*	647,973	(6,351,768)	2,409,544	(3,743,993)

Net Realized Gain (Loss)	647,955	(6,362,519)	2,409,526	(3,754,744)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	15,733	20,684	9,494	(167)
Futures Contracts	(4,692,279)	834,178	(6,880,222)	(2,229,698)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	(4,676,546)	854,862	(6,870,728)	(2,229,865)

Net Realized and Unrealized Loss on Investments and Futures Contracts	(4,028,591)	(5,507,657)	(4,461,202)	(5,984,609)

Net Loss	$(3,654,035)	$(5,519,564)	$(3,865,905)	$(6,146,666)

*

Includes brokerage commissions and fees of $54,559 and $58,488 for the three months ended June 30, 2018 and 2017, and $91,306 and $105,701 for the six months ended June 30, 2018 and 2017, respectively.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2018

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	1,650,000	32,029,138	—	32,029,138	32,029,138
Redemption of Units	—	—	—	—	(550,000)	(10,586,377)	—	(10,586,377)	(10,586,377)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	595,294	595,294	595,297
Net Realized Gain from Investments and Futures Contracts	—	—	14	14	—	—	2,409,512	2,409,512	2,409,526
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(36)	(36)	—	—	(6,870,692)	(6,870,692)	(6,870,728)

Net Loss	—	—	(19)	(19)	—	—	(3,865,886)	(3,865,886)	(3,865,905)

Balance at June 30, 2018	50	$1,500	$(557)	$943	9,150,000	$304,547,575	$(132,015,353)	$172,532,222	$172,533,165

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net Loss	$(3,865,905)	$(6,146,666)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(354,637,947)	(354,348,877)
Proceeds from sales of investment securities	333,999,796	399,904,251
Net accretion of discount	(1,228,013)	(565,022)
Net realized loss on investment securities	18	10,751
Net change in unrealized appreciation/depreciation from investments	(9,494)	167
Net change in unrealized appreciation/depreciation from futures contracts	6,880,222	2,229,698
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	13,185	(57,210)
Accrued brokerage fees and expenses payable	—	(173,182)

Net cash provided by (used for) operating activities	(18,848,138)	40,853,910

Cash flows from financing activities
Proceeds from creation of Limited Units	32,029,138	2,001,044
Redemption of Limited Units	(10,586,377)	(50,155,087)

Net cash provided by (used for) financing activities	21,442,761	(48,154,043)

Net increase (decrease) in cash	2,594,623	(7,300,133)
Cash* at beginning of period	11,232,992	21,578,215

Cash* at end of period	$13,827,615	$14,278,082

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

(1) Organization

The WisdomTree Continuous Commodity Index Fund (the “Fund”) and the WisdomTree Continuous Commodity Index Master Fund (the “Master Fund” and together with the Fund, the “Funds”) are commodity pools that were organized as a Delaware statutory trusts on October 27, 2006. For each of the Funds, WisdomTree Commodity Services, LLC serves as the commodity pool operator and managing owner (the “Managing Owner”), and GreenHaven Advisors LLC serves as the commodity trading advisor (the “Sub-Adviser”).

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

The Fund and Master Fund commenced investment operations on January 23, 2008, with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 under the symbol “GCC.” The term of the Fund is perpetual, unless terminated earlier in certain circumstances as defined in the Trust Agreements (as defined in Note 2—Service Providers and Related Party Agreements).

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

The Fund continuously offers and redeems baskets of 50,000 Shares (“Baskets”) to authorized participants (“Authorized Participants”) at a price based on the Master Fund’s Net Asset Value (as defined in Note 7—Share Creations and Redemptions) per Share. Authorized Participants, in turn, may offer such Shares to the public at a per Share offering price that varies, depending on, among other factors, the trading price of the Shares, the Master Fund’s Net Asset Value, and the supply of and demand for the Shares at the time of the offer.

The Managing Owner and the Shareholders share in any profits and losses attributable to the Fund in proportion to the percentage interest owned by each.

The Managing Owner and the Funds retain the services of third party service providers for the ongoing operations of the Funds. See Note 2—Service Providers and Related Party Agreements.

In accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services-Investment Companies, the Funds each qualify as an investment company and are applying the accounting and reporting guidance for investment companies.

Unaudited Interim Financial Information

The financial statements as of June 30, 2018 and for the three months and six months ended June 30, 2018 and 2017 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

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

All of the capital raised by the Fund from the offering of its Shares is used to purchase Master Fund Units. The financial statements of the Fund include the balances of the Master Fund on a consolidated basis and all inter-company balances and transactions have been eliminated in the consolidation. Separate financials statements of the Master Fund are presented to comply with reporting requirements of the SEC as both the Fund and the Master Fund are SEC registrants

(b) Use of Estimates

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

(e) Futures Contracts

The Master Fund utilizes futures contracts to obtain long exposure to Commodity Futures consistent with its investment objective. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the Schedules of Investments, Commodity Futures are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. See Note 4 — Fair Value Measurements. However, when market closing prices are not available, the Managing Owner may value an asset of Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

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

(g) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended June 30, 2018 and when the financial statements were issued.

During that period, 600,000 Shares were created for $10,991,732 and 350,000 Shares were redeemed for $6,350,910, resulting in 9,400,050 Total Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Master Fund’s assets and liabilities at fair value as of June 30, 2018, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$164,659,275	$—	$164,659,275
Liabilities

Unrealized depreciation on futures contracts	(5,843,457)	—	—	(5,843,457)

Total	$(5,843,457)	$164,659,275	$—	$158,815,818

There were no transfers between Level 1 and Level 2 for the Master Fund during the six months ended June 30, 2018. The Master Fund did not hold any Level 3 securities during the six months ended June 30, 2018.

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

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2018, the Master Fund was invested in Commodity Futures. For the six months ended June 30, 2018 and the year ended December 31, 2017, the volumes of derivative activity (based on average month-end notional amounts) were $174,695,569 and $178,860,477, respectively.

The fair value of derivative instruments at June 30, 2018 and December 31, 2017, were as follows:

As of:	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
June 30, 2018	Commodity Futures	$—	$5,843,457
December 31, 2017	Commodity Futures	$1,036,765	$—

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months and six months ended June 30, 2018 and 2017:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Increase (Decrease) in Unrealized Appreciation/Depreciation on Derivative Instruments (ii)
Three months ended June 30, 2018	Commodity Futures	$647,973	$(4,692,279)
Three months ended June 30, 2017	Commodity Futures	(6,351,768)	834,178
Six months ended June 30, 2018	Commodity Futures	2,409,544	(6,880,222)
Six months ended June 30, 2017	Commodity Futures	(3,743,993)	(2,229,698)

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. Effective January 1, 2017, the Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the three months and six months ended June 30, 2018 and 2017, the Management Fee paid by the Master Fund was as follows:

Period	Management Fee	Voluntary Fee Waiver	Net Management Fee
Three months ended June 30, 2018	$384,216	$(45,201)	$339,015
Three months ended June 30, 2017	$373,775	$(43,973)	$329,802
Six months ended June 30, 2018	$743,693	$(87,493)	$656,200
Six months ended June 30, 2017	$824,049	$(96,947)	$727,102

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

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

Brokerage commissions and fees were charged against the Fund’s assets on a per transaction basis. Brokerage commissions and fees incurred for the three months ended June 30, 2018 and 2017 were $54,559 and $58,488, and for the six months ended June 30, 2018 and 2017 were $91,306 and $105,701, respectively.

(9) Profit and Loss Allocations and Distributions

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

(10) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of June 30, 2018, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(11) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Asset Value
Net asset value per Limited Share, beginning of period	$19.25	$19.25	$19.25	$19.35
Investment operations:
Net realized and unrealized loss(1)	(0.43)	(0.57)	(0.46)	(0.65)
Net investment income (loss)(2)	0.04	(0.00)*	0.07	(0.02)

Net decrease in net assets from operations	(0.39)	(0.57)	(0.39)	(0.67)

Net asset value per Limited Share, end of period	$18.86	$18.68	$18.86	$18.68

Total Return, at net asset value(3)	(2.03)%	(2.96)%	(2.03)%	(3.46)%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$172,533	$165,360	$172,533	$165,360

Ratios to average net assets of:
Net investment income (loss)(4)	0.83%	(0.03)%	0.68%	(0.17)%

Expenses, prior to expense waivers(4)	0.85%	0.85%	0.85%	0.85%

Expenses, net of expense waivers(4)	0.75%	0.75%	0.75%	0.75%

*	Amount represents less than $0.01.
(1)

Includes brokerage fees/commissions of less than $0.01 per share for the three months ended June 30, 2018 and 2017, respectively, and includes brokerage fees/commissions of $0.01 per share for the six months ended June 30, 2018 and 2017, respectively. See Note 8(c) on page 24.

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

Off-Balance Sheet Risk

In the normal course of business, the Funds are party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are standardized Commodity Futures traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities.” As of June 30, 2018, therefore, the Funds have no unrecorded liabilities relating to Commodity Futures. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

Results of Operations

FOR THE PERIOD FROM JUNE 30, 2013 TO JUNE 30, 2018

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
7/31/2013	$26.01	14,900,050	$387,484,507	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,732,451	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,838,812	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,770,766	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,662,899	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,992,548	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,883,915	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,355,140	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,183,222	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,209,409	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,553,581	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$359,978,141	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,898,134	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%
10/31/2017	$19.08	8,400,050	$160,283,921	1.71%	-0.37%	-1.40%	-36.40%
11/30/2017	$19.11	8,200,050	$156,718,600	0.16%	1.43%	-1.24%	-36.30%
12/31/2017	$19.25	8,050,050	$154,956,309	0.73%	2.61%	-0.52%	-35.83%
1/31/2018	$19.50	8,800,050	$171,590,704	1.30%	2.20%	1.30%	-35.00%
2/28/2018	$19.45	9,150,050	$177,987,164	-0.26%	1.78%	1.04%	-35.17%
3/31/2018	$19.25	9,400,050	$180,938,291	-1.03%	0.00%	0.00%	-35.83%
4/30/2018	$19.48	9,300,050	$181,169,802	1.19%	-0.10%	1.19%	-35.07%
5/31/2018	$19.73	9,400,050	$185,447,260	1.28%	1.44%	2.49%	-34.23%
6/30/2018	$18.86	9,150,050	$172,533,165	-4.41%	-2.03%	-2.03%	-37.13%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return over time. For the six months ended June 30, 2018 and 2017, the Fund’s Net Asset Value underperformed the Index by 0.56% and 0.51%, respectively.

The Funds are unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Quantitative Disclosures

Market Risk by Sector

The following were the primary trading risk exposures of the Fund as of June 30, 2018 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Grains	23.52%	Corn, Soybean, Wheat, Soybean Oil
Livestock	11.78%	Hogs, Cattle
Metals	23.51%	Gold, Silver, Platinum, Copper
Energy	17.61%	Crude Oil, Natural Gas, NY Harbor ULSD
Softs	23.58%	Coffee, Cocoa, Sugar, Cotton

Commodity Price Sensitivity and Interest Rate Sensitivity

The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provides information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of June 30, 2018, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	August 2018 - December 2018	338	$2.99	10,000	$10,102,740	$199,550
NY Harbor ULSD	August 2018 - December 2018	108	2.23	42,000	10,100,622	655,993
WTI Crude Oil	August 2018 - December 2018	144	70.36	1,000	10,132,060	937,940
Grains
Corn	September 2018 - December 2018	555	3.65	5,000	10,138,862	(868,750)
Soybean	November 2018 - January 2019	229	8.84	5,000	10,127,300	(1,502,538)
Soybean Oil	September 2018 - January 2019	570	0.30	60,000	10,134,894	(844,872)
Wheat	September 2018 - December 2018	398	5.09	5,000	10,129,101	(396,474)
Livestock
Lean Hogs	August 2018 - February 2019	405	0.63	40,000	10,143,030	(709,850)
Live Cattle	October 2018 - February 2019	224	1.13	40,000	10,157,490	27,490
Metals
Copper	September 2018 - December 2018	136	2.98	25,000	10,121,800	(684,549)

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Gold 100 Ounce	December 2018 - February 2019	80	$1,269.35	100	$10,154,800	$(551,860)
Platinum	October 2018 - January 2019	236	860.10	50	10,149,180	(958,655)
Silver	September 2018 - December 2018	124	16.26	5,000	10,079,340	(307,330)
Softs
Cocoa	September 2018 - December 2018	403	2,521.48	10	10,161,550	235,770
Coffee “C”	September 2018 - December 2018	232	1.17	37,500	10,163,775	(673,481)
Cotton No. 2	December 2018 - March 2019	242	0.84	50,000	10,138,590	(171,905)
Sugar No. 11	September 2018 - February 2019	721	0.13	112,000	10,174,360	(229,936)

Total					$172,309,494	$(5,843,457)

As of June 30, 2018, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk were as follows:

Description	Range of Discount Rates	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	1.72% - 1.91%	July 2018 – September 2018	$165,000,000	$164,659,275	$9,929

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

The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months and six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors.

The Funds have filed their Annual Report on Form 10-K for the year ended December 31, 2017, with the SEC on February 28, 2018, which sets forth certain risk factors in Part I, Item 1A therein. The Funds have not experienced any material changes from the risk factors previously described in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended June 30, 2018, 450,000 Limited Shares were redeemed for $8,648,395 and 200,000 Limited Shares were created for $3,897,304. The created Shares were registered pursuant to the Fund’s Registration Statement on Form S-3 (Registration No.: 333-214153), which was declared effective by the SEC on October 28, 2016. The Fund filed a prospectus under Rule 424(b) of the Exchange Act on October 26, 2017 to update certain information contained in the Registration Statement. On June 30, 2018, 9,150,000 Limited Shares of the Fund were outstanding for a market capitalization of $172,386,000, based on the June 29, 2018 closing price of $18.84 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended June 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	100,000	$19.40	N/A	N/A
May 1, 2018 to May 31, 2018	100,000	$19.48	N/A	N/A
June 1, 2018 to June 30, 2018	250,000	$19.04	N/A	N/A

Total	450,000	$19.22

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

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

Date: August 8, 2018

By: /s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2018

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By: /s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018

By: /s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2018