Form 10-Q
period 2018-09-30
WisdomTree Continuous Commodity Index Master Fund; WisdomTree Continuous Commodity Index Fund
filed 2018-11-08
CIK 1379527, 1379606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2018: 8,550,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

September 30, 2018 (unaudited) and December 31, 2017

	September 30, 2018 (unaudited)	December 31, 2017
Assets:
Cash	$189,087	$4,154,280
Cash held by broker for futures contracts (Note 3)	8,159,328	7,078,712
Short-term investments (cost $154,699,622 and $142,783,200 as of September 30, 2018 and December 31, 2017, respectively)	154,689,952	142,783,635
Net unrealized appreciation on futures contracts	—	1,036,765

Total Assets	163,038,367	155,053,392

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	3,836,729	—
Net management fee payable to related party (Note 8)	99,560	97,083

Total Liabilities	3,936,289	97,083

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding as of September 30, 2018 and December 31, 2017	1,500	1,500
Accumulated deficit	(596)	(538)

Total General Units	904	962

Limited Units:
Paid in capital—8,800,000 and 8,050,000 redeemable shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	298,413,411	283,104,814
Accumulated deficit	(139,312,237)	(128,149,467)

Total Limited Units	159,101,174	154,955,347

Total shareholders’ equity	159,102,078	154,956,309

Total liabilities and shareholders’ equity	$163,038,367	$155,053,392

Net asset value per share
General Units	$18.08	$19.25

Limited Units	$18.08	$19.25

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

September 30, 2018

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.95%, 10/4/18*		25.14%	$39,993,271	$40,000,000
1.97%, 10/25/18*		26.36	41,941,865	42,000,000
2.05%, 11/15/18*		18.81	29,922,140	30,000,000
2.13%, 12/6/18* (a)		26.92	42,832,676	43,000,000

Total U.S. Treasury Obligations (Cost: $154,699,622)		97.23%	$154,689,952	$155,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 12/13/18	150	(0.26)%	$(415,830)	$3,085,500
expiration date 3/14/19	150	(0.08)	(132,600)	3,123,000
expiration date 5/15/19	150	(0.08)	(124,890)	3,148,500
Coffee “C”
expiration date 12/18/18	78	(0.23)	(360,431)	2,996,663
expiration date 3/19/19	79	(0.12)	(191,906)	3,135,806
expiration date 5/20/19	79	(0.12)	(194,231)	3,206,906
Copper
expiration date 12/27/18	44	(0.15)	(233,138)	3,085,500
expiration date 3/27/19	44	0.03	52,425	3,107,500
expiration date 5/29/19	45	0.03	48,388	3,187,125
Corn
expiration date 12/14/18	170	(0.15)	(236,325)	3,028,125
expiration date 3/14/19	170	(0.11)	(171,913)	3,128,000
expiration date 5/14/19	170	(0.10)	(162,900)	3,193,875
Cotton No. 2
expiration date 12/6/18	81	(0.14)	(224,565)	3,092,985
expiration date 3/7/19	81	(0.28)	(452,625)	3,130,245
expiration date 5/8/19	80	(0.21)	(336,795)	3,125,600
Gold 100 Ounce
expiration date 12/27/18	25	(0.14)	(221,430)	2,990,500
expiration date 2/26/19	26	(0.17)	(271,420)	3,124,940
expiration date 4/26/19	26	(0.04)	(59,990)	3,139,240
Lean Hogs
expiration date 12/14/18	119	0.19	310,720	2,757,230
expiration date 2/14/19	119	0.23	359,051	3,134,460
expiration date 4/12/19	124	0.28	438,400	3,473,240
Live Cattle
expiration date 12/31/18	64	0.11	167,650	3,042,560
expiration date 2/28/19	64	0.11	179,330	3,143,680
expiration date 4/30/19	64	0.09	144,460	3,171,840
Natural Gas
expiration date 11/28/18	63	0.02	34,840	1,947,330
expiration date 12/27/18	63	0.02	27,730	1,996,470
expiration date 1/29/19	63	(0.00)	(6,460)	1,943,550
expiration date 2/26/19	63	(0.03)	(43,170)	1,841,490
expiration date 3/27/19	62	(0.01)	(17,930)	1,640,520
NY Harbor ULSD
expiration date 11/30/18	19	0.09	142,010	1,877,375
expiration date 12/31/18	19	0.09	142,913	1,879,769
expiration date 1/31/19	19	0.11	168,202	1,877,455
expiration date 2/28/19	19	0.10	165,774	1,871,310
expiration date 3/29/19	19	0.11	167,471	1,862,053
Platinum
expiration date 1/29/19	113	(0.22)	(352,980)	4,646,560
expiration date 4/26/19	114	(0.04)	(55,505)	4,711,050

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

September 30, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 12/27/18	42	(0.20)%	$(321,785)	$3,089,520
expiration date 3/27/19	42	(0.08)	(130,370)	3,112,200
expiration date 5/29/19	42	(0.09)	(141,280)	3,128,580
Soybean
expiration date 1/14/19	71	(0.20)	(318,138)	3,051,225
expiration date 3/14/19	72	(0.08)	(130,438)	3,141,900
expiration date 5/14/19	71	(0.08)	(122,563)	3,144,412
Soybean Oil
expiration date 12/14/18	132	(0.11)	(173,574)	2,296,008
expiration date 1/14/19	133	(0.08)	(123,042)	2,332,554
expiration date 3/14/19	133	0.01	14,136	2,355,696
expiration date 5/14/19	132	0.01	12,276	2,360,160
Sugar No. 11
expiration date 2/28/19	373	(0.35)	(549,483)	4,678,912
expiration date 4/30/19	371	(0.15)	(234,058)	4,691,221
Wheat
expiration date 12/14/18	118	(0.09)	(138,900)	3,003,100
expiration date 3/14/19	119	(0.23)	(364,075)	3,137,137
expiration date 5/14/19	119	(0.22)	(354,875)	3,202,587
WTI Crude Oil
expiration date 11/19/18	26	0.13	210,740	1,899,560
expiration date 12/19/18	25	0.13	199,740	1,822,250
expiration date 1/22/19	25	0.11	175,480	1,817,500
expiration date 2/20/19	26	0.11	183,500	1,885,260
expiration date 3/20/19	26	0.12	187,650	1,880,060

Total		(2.41)%	$(3,836,729)	$158,877,794

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $12,949,414 as of September 30, 2018.

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income:
Interest income	$779,412	$374,774	$2,030,909	$939,819
Expenses:
Management fee to related party (Note 8)	358,338	351,466	1,102,031	1,175,515

Total expenses	358,338	351,466	1,102,031	1,175,515

Expense waivers (Note 8)	(42,158)	(41,349)	(129,651)	(138,296)

Net expenses	316,180	310,117	972,380	1,037,219

Net investment income (loss)	463,232	64,657	1,058,529	(97,400)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	(132)	—	(150)	(10,751)
Futures Contracts*	(9,747,152)	(2,028,467)	(7,337,608)	(5,772,460)

Net Realized Loss	(9,747,284)	(2,028,467)	(7,337,758)	(5,783,211)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	(19,599)	11,353	(10,105)	11,186
Futures Contracts	2,006,728	2,664,308	(4,873,494)	434,610

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	1,987,129	2,675,661	(4,883,599)	445,796

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(7,760,155)	647,194	(12,221,357)	(5,337,415)

Net Gain (Loss)	$(7,296,923)	$711,851	$(11,162,828)	$(5,434,815)

* Includes brokerage commissions and fees of:	$48,776	$43,008	$140,082	$148,709

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2018

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	2,250,000	43,020,870	—	43,020,870	43,020,870
Redemption of Units	—	—	—	—	(1,500,000)	(27,712,273)	—	(27,712,273)	(27,712,273)
Net Gain (Loss):
Net Investment Income	—	—	6	6	—	—	1,058,523	1,058,523	1,058,529
Net Realized Loss from Investments and Futures Contracts	—	—	(44)	(44)	—	—	(7,337,714)	(7,337,714)	(7,337,758)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(20)	(20)	—	—	(4,883,579)	(4,883,579)	(4,883,599)

Net Loss	—	—	(58)	(58)	—	—	(11,162,770)	(11,162,770)	(11,162,828)

Balance at September 30, 2018	50	$1,500	$(596)	$904	8,800,000	$298,413,411	$(139,312,237)	$159,101,174	$159,102,078

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net Loss	$(11,162,828)	$(5,434,815)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Purchases of investment securities	(513,906,360)	(508,954,364)
Proceeds from sales/maturities of investment securities	503,984,170	554,904,251
Net accretion of discount	(1,994,382)	(936,695)
Net realized loss on investment securities	150	10,751
Net change in unrealized appreciation/depreciation from investments	10,105	(11,186)
Net change in unrealized appreciation/depreciation from futures contracts	4,873,494	(434,610)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	2,477	(57,647)
Accrued brokerage fees and expenses payable	—	(173,182)

Net cash provided by (used for) operating activities	(18,193,174)	38,912,503

Cash flows from financing activities
Proceeds from creation of Limited Units	43,020,870	2,942,102
Redemption of Limited Units	(27,712,273)	(56,758,444)

Net cash provided by (used for) financing activities	15,308,597	(53,816,342)

Net decrease in cash	(2,884,577)	(14,903,839)
Cash* at beginning of period	11,232,992	21,578,215

Cash* at end of period	$8,348,415	$6,674,376

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

September 30, 2018 (unaudited) and December 31, 2017

	September 30, 2018 (unaudited)	December 31, 2017
Assets:
Cash	$189,087	$4,154,280
Cash held by broker for futures contracts (Note 3)	8,159,328	7,078,712
Short-term investments (cost $154,699,622 and $142,783,200 as of September 30, 2018 and December 31, 2017, respectively)	154,689,952	142,783,635
Net unrealized appreciation on futures contracts	—	1,036,765

Total Assets	163,038,367	155,053,392

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	3,836,729	—
Net management fee payable to related party (Note 8)	99,560	97,083

Total Liabilities	3,936,289	97,083

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued and outstanding as of September 30, 2018 and December 31, 2017	1,500	1,500
Accumulated deficit	(596)	(538)

Total General Units	904	962

Limited Units:
Paid in capital - 8,800,000 and 8,050,000 redeemable shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	298,413,411	283,104,814
Accumulated deficit	(139,312,237)	(128,149,467)

Total Limited Units	159,101,174	154,955,347

Total shareholders’ equity	159,102,078	154,956,309

Total liabilities and shareholders’ equity	$163,038,367	$155,053,392

Net asset value per share
General Units	$18.08	$19.25

Limited Units	$18.08	$19.25

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

September 30, 2018

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.95%, 10/4/18*		25.14%	$39,993,271	$40,000,000
1.97%, 10/25/18*		26.36	41,941,865	42,000,000
2.05%, 11/15/18*		18.81	29,922,140	30,000,000
2.13%, 12/6/18* (a)		26.92	42,832,676	43,000,000

Total U.S. Treasury Obligations (Cost: $154,699,622)		97.23%	$154,689,952	$155,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 12/13/18	150	(0.26)%	$(415,830)	$3,085,500
expiration date 3/14/19	150	(0.08)	(132,600)	3,123,000
expiration date 5/15/19	150	(0.08)	(124,890)	3,148,500
Coffee “C”
expiration date 12/18/18	78	(0.23)	(360,431)	2,996,663
expiration date 3/19/19	79	(0.12)	(191,906)	3,135,806
expiration date 5/20/19	79	(0.12)	(194,231)	3,206,906
Copper
expiration date 12/27/18	44	(0.15)	(233,138)	3,085,500
expiration date 3/27/19	44	0.03	52,425	3,107,500
expiration date 5/29/19	45	0.03	48,388	3,187,125
Corn
expiration date 12/14/18	170	(0.15)	(236,325)	3,028,125
expiration date 3/14/19	170	(0.11)	(171,913)	3,128,000
expiration date 5/14/19	170	(0.10)	(162,900)	3,193,875
Cotton No. 2
expiration date 12/6/18	81	(0.14)	(224,565)	3,092,985
expiration date 3/7/19	81	(0.28)	(452,625)	3,130,245
expiration date 5/8/19	80	(0.21)	(336,795)	3,125,600
Gold 100 Ounce
expiration date 12/27/18	25	(0.14)	(221,430)	2,990,500
expiration date 2/26/19	26	(0.17)	(271,420)	3,124,940
expiration date 4/26/19	26	(0.04)	(59,990)	3,139,240
Lean Hogs
expiration date 12/14/18	119	0.19	310,720	2,757,230
expiration date 2/14/19	119	0.23	359,051	3,134,460
expiration date 4/12/19	124	0.28	438,400	3,473,240
Live Cattle
expiration date 12/31/18	64	0.11	167,650	3,042,560
expiration date 2/28/19	64	0.11	179,330	3,143,680
expiration date 4/30/19	64	0.09	144,460	3,171,840
Natural Gas
expiration date 11/28/18	63	0.02	34,840	1,947,330
expiration date 12/27/18	63	0.02	27,730	1,996,470
expiration date 1/29/19	63	(0.00)	(6,460)	1,943,550
expiration date 2/26/19	63	(0.03)	(43,170)	1,841,490
expiration date 3/27/19	62	(0.01)	(17,930)	1,640,520
NY Harbor ULSD
expiration date 11/30/18	19	0.09	142,010	1,877,375
expiration date 12/31/18	19	0.09	142,913	1,879,769
expiration date 1/31/19	19	0.11	168,202	1,877,455
expiration date 2/28/19	19	0.10	165,774	1,871,310
expiration date 3/29/19	19	0.11	167,471	1,862,053
Platinum
expiration date 1/29/19	113	(0.22)	(352,980)	4,646,560
expiration date 4/26/19	114	(0.04)	(55,505)	4,711,050

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

September 30, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 12/27/18	42	(0.20)%	$(321,785)	$3,089,520
expiration date 3/27/19	42	(0.08)	(130,370)	3,112,200
expiration date 5/29/19	42	(0.09)	(141,280)	3,128,580
Soybean
expiration date 1/14/19	71	(0.20)	(318,138)	3,051,225
expiration date 3/14/19	72	(0.08)	(130,438)	3,141,900
expiration date 5/14/19	71	(0.08)	(122,563)	3,144,412
Soybean Oil
expiration date 12/14/18	132	(0.11)	(173,574)	2,296,008
expiration date 1/14/19	133	(0.08)	(123,042)	2,332,554
expiration date 3/14/19	133	0.01	14,136	2,355,696
expiration date 5/14/19	132	0.01	12,276	2,360,160
Sugar No. 11
expiration date 2/28/19	373	(0.35)	(549,483)	4,678,912
expiration date 4/30/19	371	(0.15)	(234,058)	4,691,221
Wheat
expiration date 12/14/18	118	(0.09)	(138,900)	3,003,100
expiration date 3/14/19	119	(0.23)	(364,075)	3,137,137
expiration date 5/14/19	119	(0.22)	(354,875)	3,202,587
WTI Crude Oil
expiration date 11/19/18	26	0.13	210,740	1,899,560
expiration date 12/19/18	25	0.13	199,740	1,822,250
expiration date 1/22/19	25	0.11	175,480	1,817,500
expiration date 2/20/19	26	0.11	183,500	1,885,260
expiration date 3/20/19	26	0.12	187,650	1,880,060

Total		(2.41)%	$(3,836,729)	$158,877,794

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $12,949,414 as of September 30, 2018.

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

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income:
Interest income	$779,412	$374,774	$2,030,909	$939,819
Expenses:
Management fee to related party (Note 8)	358,338	351,466	1,102,031	1,175,515

Total expenses	358,338	351,466	1,102,031	1,175,515

Expense waivers (Note 8)	(42,158)	(41,349)	(129,651)	(138,296)

Net expenses	316,180	310,117	972,380	1,037,219

Net investment income (loss)	463,232	64,657	1,058,529	(97,400)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	(132)	—	(150)	(10,751)
Futures Contracts*	(9,747,152)	(2,028,467)	(7,337,608)	(5,772,460)

Net Realized Loss	(9,747,284)	(2,028,467)	(7,337,758)	(5,783,211)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	(19,599)	11,353	(10,105)	11,186
Futures Contracts	2,006,728	2,664,308	(4,873,494)	434,610

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	1,987,129	2,675,661	(4,883,599)	445,796

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(7,760,155)	647,194	(12,221,357)	(5,337,415)

Net Gain (Loss)	$(7,296,923)	$711,851	$(11,162,828)	$(5,434,815)

* Includes brokerage commissions and fees of:	$48,776	$43,008	$140,082	$148,709

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2018

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	2,250,000	43,020,870	—	43,020,870	43,020,870
Redemption of Units	—	—	—	—	(1,500,000)	(27,712,273)	—	(27,712,273)	(27,712,273)
Net Gain (Loss):
Net Investment Income	—	—	6	6	—	—	1,058,523	1,058,523	1,058,529
Net Realized Loss from Investments and Futures Contracts	—	—	(44)	(44)	—	—	(7,337,714)	(7,337,714)	(7,337,758)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(20)	(20)	—	—	(4,883,579)	(4,883,579)	(4,883,599)

Net Loss	—	—	(58)	(58)	—	—	(11,162,770)	(11,162,770)	(11,162,828)

Balance at September 30, 2018	50	$1,500	$(596)	$904	8,800,000	$298,413,411	$(139,312,237)	$159,101,174	$159,102,078

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net Loss	$(11,162,828)	$(5,434,815)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Purchases of investment securities	(513,906,360)	(508,954,364)
Proceeds from sales/maturities of investment securities	503,984,170	554,904,251
Net accretion of discount	(1,994,382)	(936,695)
Net realized loss on investment securities	150	10,751
Net change in unrealized appreciation/depreciation from investments	10,105	(11,186)
Net change in unrealized appreciation/depreciation from futures contracts	4,873,494	(434,610)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	2,477	(57,647)
Accrued brokerage fees and expenses payable	—	(173,182)

Net cash provided by (used for) operating activities	(18,193,174)	38,912,503

Cash flows from financing activities
Proceeds from creation of Limited Units	43,020,870	2,942,102
Redemption of Limited Units	(27,712,273)	(56,758,444)

Net cash provided by (used for) financing activities	15,308,597	(53,816,342)

Net decrease in cash	(2,884,577)	(14,903,839)
Cash* at beginning of period	11,232,992	21,578,215

Cash* at end of period	$8,348,415	$6,674,376

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

Unaudited Interim Financial Information

The financial statements as of September 30, 2018 and for the three-months and nine-months ended September 30, 2018 and 2017 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

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

(f) Income Taxes

The Fund and Master Fund are treated as partnerships for U.S. federal income tax purposes. Accordingly, the Fund and Master Fund are not subject to U.S. federal income tax and may not be subject to state or local income taxes. As a result, no provision for federal, state or local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

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

(g) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended September 30, 2018 and when the financial statements were issued.

During that period, no Shares were created and 250,000 Shares were redeemed for $4,605,121, resulting in 8,550,050 Total Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Master Fund’s assets and liabilities at fair value as of September 30, 2018, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$154,689,952	$—	$154,689,952

Liabilities
Unrealized depreciation on futures contracts	(3,836,729)	—	—	(3,836,729)

Total	$(3,836,729)	$154,689,952	$—	$150,853,223

The Master Fund did not hold any Level 3 securities during the nine months ended September 30, 2018.

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

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of September 30, 2018, the Master Fund was invested in Commodity Futures. For the nine months ended September 30, 2018 and the year ended December 31, 2017, the volumes of derivative activity (based on average month-end notional amounts) were $171,584,028 and $178,860,477, respectively.

The fair value of derivative instruments at September 30, 2018 and December 31, 2017, were as follows:

As of:	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
September 30, 2018	Commodity Futures	$—	$3,836,729
December 31, 2017	Commodity Futures	$1,036,765	$—

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months and nine months ended September 30, 2018 and 2017:

Period	Derivative Instruments	Realized Loss on Derivative Instruments (i)	Net Increase (Decrease) in Unrealized Appreciation/Depreciation on Derivative Instruments (ii)
Three months ended September 30, 2018	Commodity Futures	$(9,747,152)	$2,006,728
Three months ended September 30, 2017	Commodity Futures	(2,028,467)	2,664,308
Nine months ended September 30, 2018	Commodity Futures	(7,337,608)	(4,873,494)
Nine months ended September 30, 2017	Commodity Futures	(5,772,460)	434,610

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. Effective January 1, 2017, the Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the three months and nine months ended September 30, 2018 and 2017, the Management Fee paid by the Master Fund was as follows:

Period	Management Fee	Voluntary Fee Waiver	Net Management Fee
Three months ended September 30, 2018	$358,338	$(42,158)	$316,180

Three months ended September 30, 2017	$351,466	$(41,349)	$310,117

Nine months ended September 30, 2018	$1,102,031	$(129,651)	$972,380

Nine months ended September 30, 2017	$1,175,515	$(138,296)	$1,037,219

(b) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

Brokerage commissions and fees were charged against the Fund’s assets on a per transaction basis. Brokerage commissions and fees incurred for the three months ended September 30, 2018 and 2017 were $48,776 and $43,008, and for the nine months ended September 30, 2018 and 2017 were $140,082 and $148,709, respectively.

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

(10) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of September 30, 2018, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(11) Recent Accounting Pronouncements

On August 17, 2018, the SEC voted to adopt amendments to certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. The SEC will also be referring certain SEC disclosure requirements that overlap with, but require information incremental to, U.S. GAAP to the FASB for potential incorporation into U.S. GAAP. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amendments become effective 30 days after their publication in the Federal Register — which, as of September 30, 2018, have not yet been published. The Managing Owner is currently evaluating the impact that these amendments will have on the Fund’s financial statements and related disclosures.

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 includes removals, additions and modifications to the disclosure requirements for fair value measurements that are intended to improve the effectiveness of disclosures in the notes to financial statements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Managing Owner has evaluated ASU 2018-13 and determined that there is no significant impact on the Fund’s financial statements. The Managing Owner has early adopted the following ASU 2018-13 guidance in the Fund’s financial statements pertaining to the removal of (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the policy for timing of transfers between levels.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Asset Value
Net asset value per Limited Share, beginning of period	$18.86	$18.68	$19.25	$19.35
Investment operations:
Net realized and unrealized gain (loss)(1)	(0.83)	0.07	(1.29)	(0.58)
Net investment income (loss)(2)	0.05	0.01	0.12	(0.01)

Net increase (decrease) in net assets from operations	(0.78)	0.08	(1.17)	(0.59)

Net asset value per Limited Share, end of period	$18.08	$18.76	$18.08	$18.76

Total Return, at net asset value(3)	(4.14)%	0.43%	(6.08)%	(3.05)%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$159,102	$160,409	$159,102	$160,409

Ratios to average net assets of:
Net investment income (loss)(4)	1.10%	0.16%	0.82%	(0.07)%

Expenses, prior to expense waivers(4)	0.85%	0.85%	0.85%	0.85%

Expenses, net of expense waivers(4)	0.75%	0.75%	0.75%	0.75%

(1)

Includes brokerage fees/commissions of less than $0.01 per share for the three months ended September 2018 and 2017, respectively, and includes brokerage fees/commissions of $0.02 per share for the nine months ended September 30, 2018 and 2017, respectively. See Note 8(b) on page 24.

(2)	Based on average shares outstanding.
(3)

Total return calculated for a period of less than one year is not annualized. For the periods in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived. See Note 8(a) on page 24.

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

Delaware Trust Company, a Delaware corporation, is the sole trustee of each of the Funds (the “Trustee”). The Trustee is unaffiliated with the Managing Owner. Under the Fund’s Declaration of Trust and Trust Agreement, dated as of October 27, `2006 and as amended January 4, 2016 (as amended, the “Fund Trust Agreement”), and the Master Fund’s Declaration of Trust and Trust Agreement, dated as of October 27, 2006 and as amended July 29, 2007 and January 4, 2016 (as amended, the “Master Fund Trust Agreement” and collectively with the Fund Trust Agreement, the “Trust Agreements”), the Trustee has delegated to the Managing Owner the exclusive management and control of all aspects of the business of each of the Funds. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Funds, the Managing Owner or the Shareholders. The Trustee’s principal offices are located in Wilmington, Delaware.

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

Off-Balance Sheet Risk

In the normal course of business, the Funds are party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are standardized Commodity Futures traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities.” As of September 30, 2018, therefore, the Funds have no unrecorded liabilities relating to Commodity Futures. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

Results of Operations

FOR THE PERIOD FROM SEPTEMBER 30, 2013 TO SEPTEMBER 30, 2018

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
10/31/2013	$26.15	13,300,050	$347,770,766	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,662,899	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,992,548	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,883,915	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,355,140	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,183,222	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,209,409	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,553,581	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$359,978,141	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,898,134	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%
10/31/2017	$19.08	8,400,050	$160,283,921	1.71%	-0.37%	-1.40%	-36.40%
11/30/2017	$19.11	8,200,050	$156,718,600	0.16%	1.43%	-1.24%	-36.30%
12/31/2017	$19.25	8,050,050	$154,956,309	0.73%	2.61%	-0.52%	-35.83%
1/31/2018	$19.50	8,800,050	$171,590,704	1.30%	2.20%	1.30%	-35.00%
2/28/2018	$19.45	9,150,050	$177,987,164	-0.26%	1.78%	1.04%	-35.17%
3/31/2018	$19.25	9,400,050	$180,938,291	-1.03%	0.00%	0.00%	-35.83%
4/30/2018	$19.48	9,300,050	$181,169,802	1.19%	-0.10%	1.19%	-35.07%
5/31/2018	$19.73	9,400,050	$185,447,260	1.28%	1.44%	2.49%	-34.23%
6/30/2018	$18.86	9,150,050	$172,533,165	-4.41%	-2.03%	-2.03%	-37.13%
7/31/2018	$18.36	9,400,050	$172,579,285	-2.65%	-5.75%	-4.62%	-38.80%
8/31/2018	$18.02	9,000,050	$162,207,008	-1.85%	-8.67%	-6.39%	-39.93%
9/30/2018	$18.08	8,800,050	$159,102,078	0.33%	-4.14%	-6.08%	-39.73%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return over time. For the nine months ended September 30, 2018 and 2017, the Fund’s Net Asset Value underperformed the Index by 0.82% and 0.75%, respectively.

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

Quantitative Disclosures

Market Risk by Sector

The following were the primary trading risk exposures of the Fund as of September 30, 2018 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Grains	23.52%	Corn, Soybean, Wheat, Soybean Oil
Livestock	11.79%	Hogs, Cattle
Metals	23.49%	Gold, Silver, Platinum, Copper
Energy	17.65%	Crude Oil, Natural Gas, NY Harbor ULSD
Softs	23.55%	Coffee, Cocoa, Sugar, Cotton

Commodity Price Sensitivity and Interest Rate Sensitivity

The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provides information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of September 30, 2018, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	November 2018 - March 2019	314	$2.98	10,000	$9,369,360	$(4,990)
NY Harbor ULSD	November 2018 - March 2019	95	2.35	42,000	9,367,962	786,370
WTI Crude Oil	November 2018 - March 2019	128	72.69	1,000	9,304,630	957,110
Grains
Corn	December 2018 - May 2019	510	3.67	5,000	9,350,000	(571,138)
Soybean	January 2019 - May 2019	214	8.73	5,000	9,337,537	(571,139)
Soybean Oil	December 2018 - May 2019	530	0.29	60,000	9,344,418	(270,204)
Wheat	December 2018 - May 2019	356	5.25	5,000	9,342,824	(857,850)
Livestock
Lean Hogs	December 2018 - April 2019	362	0.65	40,000	9,364,930	1,108,171
Live Cattle	December 2018 - April 2019	192	1.22	40,000	9,358,080	491,440
Metals
Copper	December 2018 - May 2019	133	2.82	25,000	9,380,125	(132,325)
Gold 100 Ounce	December 2018 - April 2019	77	1,201.91	100	9,254,680	(552,840)
Platinum	January 2019 - April 2019	227	824.46	50	9,357,610	(408,485)
Silver	December 2018 - May 2019	126	14.81	5,000	9,330,300	(593,435)
Softs
Cocoa	December 2018 - May 2019	450	2,079.33	10	9,357,000	(673,320)
Coffee “C”	December 2018 - May 2019	236	1.06	37,500	9,339,375	(746,568)
Cotton No. 2	December 2018 - May 2019	242	0.77	50,000	9,348,830	(1,013,985)
Sugar No. 11	February 2019 - April 2019	744	0.11	112,000	9,370,133	(783,541)

					$158,877,794	$(3,836,729)

As of September 30, 2018, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk were as follows:

Description	Range of Discount Rates	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	1.95% -2.13%	October 2018 –December 2018	$155,000,000	$154,689,952	$(9,670)

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

The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months and nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended September 30, 2018, 950,000 Limited Shares were redeemed for $17,125,896 and 600,000 Limited Shares were created for $10,991,732. The created Shares were registered pursuant to the Fund’s Registration Statement on Form S-3 (Registration No.: 333-214153), which was declared effective by the SEC on October 28, 2016. The Fund filed a prospectus under Rule 424(b) of the Exchange Act on October 26, 2017 to update certain information contained in the Registration Statement. On September 30, 2018, 8,800,000 Limited Shares of the Fund were outstanding for a market capitalization of $158,752,000, based on the September 28, 2018 closing price of $18.04 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended September 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	350,000	$18.15	N/A	N/A
August 1, 2018 to August 31, 2018	400,000	$17.93	N/A	N/A
September 1, 2018 to September 30, 2018	200,000	$18.02	N/A	N/A

Total	950,000	$18.03

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

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

Date: November 8, 2018

By: /s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2018

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By: /s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018

By: /s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2018