Form 10-K
period 2018-12-31
WisdomTree Continuous Commodity Index Master Fund; WisdomTree Continuous Commodity Index Fund
filed 2019-02-28
CIK 1379527, 1379606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file numbers: 001-33908, 001-33909

WisdomTree Continuous Commodity Index Fund

(Exact name of registrant as specified in its charter)

WisdomTree Continuous Commodity Index Master Fund

(Exact name of Co-registrant as specified in its charter)

Delaware	26-0151234 26-0151301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o WisdomTree Commodity Services, LLC 245 Park Avenue, 35th Floor New York, New York	10167
(Address of Principal Executive Offices)	(Zip Code)

(866) 909-9473

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Shares	NYSE Arca, Inc.
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares held by non-affiliates was approximately $172,386,000 as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $18.84 closing price per share for such stock on the NYSE Arca, Inc. on such date.

As of February 28, 2019, there were 8,700,000 limited units and 50 general units outstanding.

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

where,

stands for the sum across the included contracts for each of the 17 commodities, so

S	stands for the price of a given contract month.

[For example: Corn sum (as of 1/7/17) = (3/17 price + 5/17 price + 7/17 price) / 3]

stands for the daily average of settlement prices

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

Constituent Contracts

Contract	Name	Exchange	Included contract months
CL	Crude Oil	NYMEX	All 12 calendar months
HO	Heating Oil	NYMEX	All 12 calendar months
NG	Natural Gas	NYMEX	All 12 calendar months
C	Corn	CBOT	Mar, May, Jul, Sep, Dec
S	Soybeans	CBOT	Jan, Mar, May, Jul, Aug, Nov
LC	Live Cattle	CME	Feb, Apr, Jun, Aug, Oct, Dec
GC	Gold	COMEX	Feb, Apr, Jun, Aug, Dec
HG	Copper	COMEX	Mar, May, Jul, Sep, Dec
SB	Sugar	ICE US	Mar, May, July, Oct
CT	Cotton	ICE US	Mar, May, July, Dec
CC	Cocoa	ICE US	Mar, May, July, Sep, Dec
KC	Coffee	ICE US	Mar, May, July, Sep, Dec
W	Wheat	CBOT	Mar, May, Jul, Sep, Dec
LH	Lean Hogs	CME	Feb, Apr, Jun, Jul, Aug, Oct, Dec
SI	Silver	COMEX	Mar, May, Jul, Sep, Dec
BO	Soy Oil	CBOT	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec
PL	Platinum	COMEX	Jan, Apr, Jul, Oct

CCI Total Return Historical Prices (Monthly)

Tabular Performance

	1982	1983	1984	1985	1986	1987	1988	1989	1990	1991
January	101.34	103.24	110.00	103.27	102.07	107.23	124.46	141.62	155.48	151.18
February	97.88	98.56	111.46	99.17	98.26	106.00	121.18	144.01	158.05	153.90
March	95.25	102.16	116.15	103.90	97.97	107.87	127.08	145.51	159.10	154.35
April	96.80	104.58	114.17	101.06	100.60	115.54	128.08	146.19	162.61	153.43
May	93.93	108.48	116.20	98.95	97.33	116.74	134.02	142.61	162.60	152.96
June	92.81	107.15	112.18	96.93	96.02	116.95	138.37	146.79	158.82	149.72
July	93.17	111.80	103.00	97.80	96.09	119.23	132.59	142.60	160.55	154.80
August	95.18	113.31	107.59	98.97	102.70	117.97	132.63	144.06	163.58	152.99
September	93.88	110.20	105.27	100.66	103.82	118.36	128.43	144.97	168.59	156.77
October	96.53	106.39	106.20	103.64	104.31	119.00	134.88	144.75	161.51	160.40
November	98.58	109.27	104.62	104.85	103.81	124.75	139.34	147.55	159.48	158.33
December	98.44	111.16	101.03	106.03	104.80	124.41	144.35	150.98	158.64	152.25

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
January	152.62	144.22	159.78	167.63	193.04	212.80	224.10	171.56	182.49	200.87
February	150.99	145.81	160.80	170.77	196.45	217.12	217.32	163.26	181.60	199.37
March	151.55	151.90	162.09	173.78	201.72	221.21	218.08	170.85	186.68	189.30
April	149.17	153.95	161.89	176.61	209.92	224.26	215.22	169.20	184.96	192.80
May	152.77	153.73	170.00	176.38	210.32	227.67	207.33	165.19	195.03	188.39
June	153.52	152.79	169.55	174.40	208.80	220.61	203.41	167.21	195.06	183.78
July	151.05	158.83	172.93	176.39	205.26	224.71	195.17	165.29	192.53	182.33
August	147.35	156.42	169.51	180.43	212.64	226.65	183.20	171.44	198.89	178.58
September	147.89	154.52	169.57	181.67	209.55	227.92	188.69	177.22	200.19	170.11
October	145.91	153.92	170.16	183.18	204.28	227.01	188.01	175.05	196.31	165.99
November	148.41	152.67	166.41	184.92	211.48	224.59	180.37	176.49	203.55	170.96
December	147.44	156.48	172.50	187.77	210.35	219.56	174.47	178.07	203.47	168.51

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
January	164.83	212.14	229.67	250.91	317.12	330.62	411.13	275.21	309.71	413.98
February	167.85	210.43	241.16	269.04	307.28	342.83	459.94	262.70	316.72	427.41
March	178.98	200.92	249.10	276.15	314.70	341.39	419.58	272.62	309.01	427.31
April	174.76	201.16	239.12	267.03	328.57	335.77	432.82	271.52	317.08	440.35
May	177.87	204.61	243.59	264.15	328.29	339.71	436.36	302.54	301.20	421.70
June	179.55	202.54	234.32	268.09	329.35	339.29	475.72	284.18	305.96	405.75
July	182.26	203.40	235.75	270.29	333.17	349.84	434.38	291.59	323.85	416.20
August	188.45	210.55	243.06	276.76	330.54	339.34	407.25	288.18	321.16	424.72
September	192.98	210.87	249.04	289.08	313.12	367.75	355.30	296.28	344.96	366.31
October	194.72	214.61	248.86	285.12	323.59	373.06	288.96	308.74	363.59	386.60
November	195.84	215.63	253.96	289.17	342.87	369.02	279.58	322.67	361.99	372.96
December	199.55	222.14	249.80	303.40	331.29	388.41	277.32	323.90	400.73	358.71

	2012	2013	2014	2015	2016	2017	2018
January	373.80	348.30	308.61	263.18	220.32	244.50	243.17
February	378.37	333.29	331.93	267.87	219.04	243.31	242.82
March	361.80	327.20	336.91	255.94	228.74	237.98	240.48
April	351.72	334.18	346.35	264.60	242.44	234.22	243.64
May	320.53	318.42	332.52	260.10	240.03	233.44	247.01
June	337.51	305.34	334.31	267.26	250.19	231.55	236.29
July	351.10	308.50	319.18	244.07	243.22	237.54	230.31
August	359.43	318.70	315.06	241.28	237.34	233.90	226.28
September	361.61	314.69	297.74	236.52	239.80	233.11	227.20
October	349.29	311.05	298.08	240.56	241.42	237.29	230.01
November	352.37	307.63	288.44	226.78	238.81	237.89	226.14
December	340.74	306.28	274.71	225.92	238.59	239.80	220.57

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

Creation and Redemption Transaction Fee. To compensate State Street Bank and Trust Company (referred to herein as “State Street” or the “Administrator”), as Administrator of the Funds, for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Fund of $200 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by State Street with consent from the Managing Owner. State Street must notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until thirty (30) days after the date of the notice.

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

Extraordinary Fees and Expenses

The Funds pay all of the Funds’ extraordinary fees and expenses generally, if any, as determined by the Managing Owner. Extraordinary fees and expenses are likely to include non-recurring fees such as legal claims and liabilities, litigation costs and any permitted indemnification payments related thereto, if any, but the Managing Owner has discretion to treat other unanticipated expenses as extraordinary fees and expenses. Routine operational, administrative and other ordinary fees and expenses will not be deemed extraordinary fees and expenses.

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

Service Provider	Annual Compensation

WisdomTree Commodity Services, LLC Sponsor	0.75% of the average annual Net Asset Value(1)

Delaware Trust Company Trustee	$6,000 annually

Morgan Stanley & Co. LLC Commodity Broker	0.09% of the average annual Net Asset Value (2)

State Street Bank and Trust Company Administrator	Basis points based on annual Net Asset Value

Foreside Fund Services LLC Distributor	Basis points based on annual Net Asset Value

GreenHaven Advisors LLC Sub-Adviser	An annual fee equal to 20% of the Net Management Fee; subject to a $200,000 annual minimum.

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

(2)

The costs to the Funds for brokerage commissions and trading fees will vary by the broker or brokers involved to execute specific contracts for the Funds’ interest. The Funds expect to pay rates that are commensurate with the going market rate for commissions and brokerage. The costs to the Funds will also be subject to the trading frequency of the Funds. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. The Funds pay for their brokerage commissions and fees directly (which were 0.09% of the Net Asset Value per annum in the aggregate for the fiscal year ended December 31, 2018), and the Managing Owner pays the Funds’ routine operational, administrative and other ordinary expenses.

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

If the Fund issues all of its registered Shares, it could have to cease creating new Baskets until additional shares are registered for sale.

Investors should be aware that if the Fund issues all of its registered Shares, it could have to cease creating new Baskets until additional shares are registered for sale. This could increase the possibility that the trading price of the Fund’s Shares may not accurately reflect the Index or the Net Asset Value of the Fund. As of December 31, 2018, there were 57,700,000 Shares available for issuance.

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

The Funds are subject to the fees and expenses described in this Annual Report, which are payable irrespective of profitability. Such fees and expenses include asset-based fees of up to 0.85% per annum (which is currently 0.75% per annum after the Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum) payable to the Manager Owner and brokerage fees equal to approximately 0.09% per annum based on the Fund’s Net Asset Value as of December 31, 2018. The Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Funds, and will not be reimbursed for any such expenses. The Fund is expected to earn interest income at an annual rate of 2.45% per annum, based upon the yield on a three month U.S. Treasury bill as of December 31, 2018. Consequently, interest income exceeded the fees and costs incurred by the Funds for the year ended December 31, 2018, however there can be no assurance that this trend will continue. The expenses of the Funds could, over time, increase or the interest income of the Fund could, over time, decrease and the Fund may need to have positive performance in order to break-even (net of fees and expenses). If expenses increase or interest income decreases, these changes could result in significant losses to an investment in the Shares and a Shareholder may never achieve profits, significant or otherwise.

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

The Tax Act became fully effective in the 2018 fiscal year. The Tax Act is complex and its ultimate impact may differ from this description due to changes in interpretations, as well as additional regulatory guidance that may be issued. Apart from enactment of the Tax Act, tax laws and interpretations thereof are subject to change, possibly on a retroactive basis, and other legislative proposals or administrative or judicial developments could also result in an increase in the amount of U.S. tax payable by the Fund or by Shareholders.

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

If the IRS makes audit adjustments to the Funds’ income tax returns, the IRS (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from the Fund. To the extent possible under the new rules, the Managing Owner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if the Fund is eligible, issue a revised information statement to each Shareholder and former Shareholder with respect to an audited and adjusted return. Although the Managing Owner may elect to have Shareholders and former Shareholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in the Fund during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, current Shareholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Shareholders did not own Shares during the tax year under audit. If, as a result of any such audit adjustment, the Fund is required to make payments of taxes, penalties and interest, the amount of cash available for distribution to Shareholders might be reduced.

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

The Funds have assessed the effectiveness of their internal control over financial reporting as of December 31, 2018. Based on its assessment, the Funds believes that, as of December 31, 2018, their internal control over financial reporting is effective.

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

Market Information

The Shares began trading on the American Stock Exchange on January 24, 2008 and have been traded on the NYSE Arca since November 25, 2008.

Shares Outstanding

As of December 31, 2018, the Fund had 8,850,000 of its Limited Shares outstanding.

As of December 31, 2017, the Fund had 8,050,000 of its Limited Shares outstanding.

Holders

As of December 31, 2018, there were approximately 9,633 Shareholders.

Sales and Redemptions

There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

The Fund currently has on file a Registration Statement on Form S-3 (Registration No.: 333-214153), which was declared effective by the SEC on October 28, 2016, pursuant to which the Fund registered the 61,000,000 (the “Registration Statement”). The Fund filed a prospectus under Rule 424b of the Exchange Act on October 29, 2018 to update certain information contained in the Registration Statement. As of December 31, 2018 there were 57,700,000 Shares available for issuance under this Registration Statement.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

During the year ended December 31, 2018, 2,750,000 Limited Shares were created for $51,769,691 and 1,950,000 Limited Shares were redeemed for $35,928,021. For the three months ended December 31, 2018, 500,000 Limited Shares were created for $8,748,821 and 450,000 Limited Shares were redeemed for $8,215,748. On December 31, 2018, 8,850,000 Limited Shares of the Fund were outstanding for a market capitalization of $155,317,500.

During the year ended December 31, 2017, 150,000 Limited Shares were created for $2,942,102 and 3,450,000 Limited Shares were redeemed for $66,194,329. For the three months ended December 31, 2017, no Limited Shares were created and 500,000 Limited Shares were redeemed for $9,435,886. On December 31, 2017, 8,050,000 Limited Shares of the Fund were outstanding for a market capitalization of $154,721,000.

The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended December 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	150,000	$18.33	N/A	N/A
November 1, 2018 to November 30, 2018	300,000	$18.22	N/A	N/A
December 1, 2018 to December 31, 2018	—	—	N/A	N/A

Total	450,000	$18.26

Item 6.	Selected Financial Data.

FINANCIAL HIGHLIGHTS (FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, 2016, 2015, AND 2014) (UNAUDITED)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues (interest income)	$2,850,715	$1,356,236	$476,315	$45,979	$44,304
Total assets	162,510,996	155,053,392	221,416,935	224,714,040	267,179,248
Net realized and unrealized gain (loss) on investments and futures contracts	(17,526,575)	(1,473,140)	10,687,283	(49,361,047)	(35,320,782)
Net gain (loss)	(15,942,978)	(1,452,058)	8,864,877	(51,936,150)	(38,779,345)

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2018, 2017, 2016, 2015, and 2014.

	2018		2017		2016		2015		2014
Net Asset Value
Net asset value per Limited Share, beginning of year	$19.25		$19.35		$18.56		$22.81		$25.70
Investment operations:
Net realized and unrealized gain (loss)	(1.93	)(1)	(0.10	)(1)	0.95		(4.04)		(2.62)
Net investment income (loss)(2)	0.18		0.00	(3)	(0.16	)(4)	(0.21	)(4)	(0.27	)(4)

Net increase (decrease) in net assets from operations	(1.75)		(0.10)		0.79		(4.25)		(2.89)

Net asset value per Limited Share, end of year	$17.50		$19.25		$19.35		$18.56		$22.81

Total Return, at net asset value(5)	(9.09)%		(0.52)%		4.26%		(18.63)%		(11.25)%
Ratios/Supplemental Data:
Net assets, end of year (000’s omitted)	$154,855		$154,956		$219,661		$224,519		$266,898
Ratios to average net assets of:
Net investment income (loss)	0.94%		0.01%		(0.83	)%(6)	(1.03	)%(6)	(1.04	)%(6)

Expense, prior to expense waivers	0.85%		0.85%		1.05	%(6)	1.05	%(6)	1.05	%(6)

Expenses, net of expense waivers	0.75%		0.75%		1.05	%(6)	1.05	%(6)	1.05	%(6)

(1)	Includes brokerage fees/commissions of $0.02 per share for the year ended December 31, 2018 and 2017, respectively.
(2)	Based on average shares outstanding.
(3)	Amount represents less than $0.01 per share.
(4)	Includes brokerage fees/commissions of $0.03 per share for the years ended December 31, 2016, 2015 and 2014, respectively.
(5)	For the years ended December 31, 2018 and 2017, in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived.
(6)	Includes brokerage fees/commissions of 0.13%, 0.14% and 0.11% (as a percentage of average net assets) for the years ended December 31, 2016, 2015 and 2014, respectively.

The Fund did not pay any cash dividends in the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

2018 SELECTED QUARTERLY DATA (UNAUDITED)

	For the Three Months Ended March 31, 2018	For the Three Months Ended June 30, 2018	For the Three Months Ended September 30, 2018	For the Three Months Ended December 31, 2018
Interest income	$537,926	$713,571	$779,412	$819,806
Net investment income (loss)	220,741	374,556	463,232	525,068
Net realized and unrealized gain (loss) on investments and futures contracts	(432,611)	(4,028,591)	(7,760,155)	(5,305,218)
Net gain (loss)	(211,870)	(3,654,035)	(7,296,923)	(4,780,150)
Increase (decrease) in Net Asset Value	25,981,982	(8,405,126)	(13,431,087)	(4,247,077)

2017 SELECTED QUARTERLY DATA (UNAUDITED)

	For the Three Months Ended March 31, 2017	For the Three Months Ended June 30, 2017	For the Three Months Ended September 30, 2017	For the Three Months Ended December 31, 2017
Interest income	$247,150	$317,895	$374,774	$416,417
Net investment income (loss)	(150,150)	(11,907)	64,657	118,482
Net realized and unrealized gain (loss) on investments and futures contracts	(476,952)	(5,507,657)	647,194	3,864,275
Net gain (loss)	(627,102)	(5,519,564)	711,851	3,982,757
Increase (decrease) in Net Asset Value	(24,232,241)	(30,068,468)	(4,950,448)	(5,453,129)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion of Results of Operations

As of December 31, 2018, the net unrealized loss on futures contracts owned or held on that day was $7,560,832 and the Fund had total assets of $162,510,996. The ending Net Asset Value per Share on December 31, 2018 was $17.50. For the year ended December 31, 2018, the Fund’s net realized and change in net unrealized gain/loss on investments and futures contracts was a net loss of $17,526,575. Overall, the Fund recognized a net loss of $15,942,978 from operations for the year ended December 31, 2018.

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

Brokerage commissions and fees were charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred were $175,786, $178,822, and $437,850 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

For the years ended December 31, 2018 and 2017, the Funds paid the Managing Owner, monthly in arrears, a net Management Fee equal to 0.75% of the average annual Net Asset Value after deducting a 0.10% per annum voluntary Management Fee waiver. For the year ended December 31, 2016, the Funds paid the Managing Owner a Management Fee equal to 0.85% of the average annual Net Asset Value. For the years ended December 31, 2018 and 2017, the net Management Fee paid to the Managing Owner by the Funds was $1,267,118 and $1,335,154, respectively, after deducting the voluntary Management Fee waiver of $168,949 and $178,022, respectively. For the year ended December 31, 2016, the Management Fee paid to the Managing Owner by the Funds was $1,860,871.

Interest Income

The Fund’s margin deposits are maintained in short-term U.S. Treasury Obligations which produce interest income for the Fund. The Fund earned total interest income of $2,850,715, $1,356,236, and $476,315 for the years ended December 31, 2018, 2017, and 2016, respectively.

Fund Performance

The following table provides summary performance information for the Fund for the five years ended December 31, 2018.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

5 Year Performance Summary

Date	Net Asset Value per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
1/31/2014	$25.87	11,900,050	$307,883,915	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,355,140	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,183,222	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,209,409	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,553,581	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$359,978,141	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,898,134	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%
10/31/2017	$19.08	8,400,050	$160,283,921	1.71%	-0.37%	-1.40%	-36.40%
11/30/2017	$19.11	8,200,050	$156,718,600	0.16%	1.43%	-1.24%	-36.30%
12/31/2017	$19.25	8,050,050	$154,956,309	0.73%	2.61%	-0.52%	-35.83%
1/31/2018	$19.50	8,800,050	$171,590,704	1.30%	2.20%	1.30%	-35.00%
2/28/2018	$19.45	9,150,050	$177,987,164	-0.26%	1.78%	1.04%	-35.17%
3/31/2018	$19.25	9,400,050	$180,938,291	-1.03%	0.00%	0.00%	-35.83%
4/30/2018	$19.48	9,300,050	$181,169,802	1.19%	-0.10%	1.19%	-35.07%
5/31/2018	$19.73	9,400,050	$185,447,260	1.28%	1.44%	2.49%	-34.23%
6/30/2018	$18.86	9,150,050	$172,533,165	-4.41%	-2.03%	-2.03%	-37.13%
7/31/2018	$18.36	9,400,050	$172,579,285	-2.65%	-5.75%	-4.62%	-38.80%
8/31/2018	$18.02	9,000,050	$162,207,008	-1.85%	-8.67%	-6.39%	-39.93%
9/30/2018	$18.08	8,800,050	$159,102,078	0.33%	-4.14%	-6.08%	-39.73%
10/31/2018	$18.28	8,650,050	$158,160,214	1.11%	-0.44%	-5.04%	-39.07%
11/30/2018	$17.96	8,350,050	$149,939,026	-1.75%	-0.33%	-6.70%	-40.13%
12/31/2018	$17.50	8,850,050	$154,855,001	-2.56%	-3.21%	-9.09%	-41.67%

The following charts present a comparison of the CCI-TR Index and the WisdomTree Continuous Commodity Index Fund Net Asset Value (“GCC NAV”) for the years ended December 31, 2018, 2017 and 2016, for the three months ended December 31, 2018, 2017 and 2016 and a comparison of the Fund’s market price performance and the CCI-TR Index performance since for the commencement of trading on January 24, 2008 to December 31, 2018.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The Fund and the Master Fund seek to track changes in the Index over time. The Fund’s Net Asset Value relative performance versus the Index was -1.07%, -1.03%, and -1.35%, net of fees for the years ended December 31, 2018, 2017, and 2016, respectively. The Fund’s Net Asset Value relative performance versus the Index was -0.29%, -0.26%, and -0.32% for the three months ended December 31, 2018, 2017, and 2016, respectively. Since the Fund commenced trading on January 24, 2008 through December 31, 2018, the Fund has returned -41.50% as measured by its daily closing stock price and the Index has returned -44.42%.

On October 28, 2016, the Fund registered 61,000,000 Shares. On October 29, 2018, the Fund filed a prospectus under Rule 424b of the Exchange to update certain information contained in the Registration Statement. As of December 31, 2018, there were 57,700,000 Shares available for issuance under this Registration Statement.

As of December 31, 2018, the Fund had 8,850,000 Limited Shares outstanding.

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

Contractual Obligations

The Funds’ contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of Net Asset Value. Commissions paid by the Funds to the Commodity Broker are on a per contract half-turn basis. As such, the Managing Owner cannot anticipate the amount of payments and commissions related to half-turns or round-turns that will be required under these arrangements for future periods as the amount and level of future trading activity is unknown.

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

Quantitative Disclosures

Market Risk by Sector

The following were the primary trading risk exposures of the Fund as of December 31, 2018 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Grains	23.53%	Corn, Soybeans, Wheat, Soybean Oil
Livestock	11.78%	Hogs, Cattle
Metals	23.52%	Gold, Silver, Platinum, Copper
Energy	17.61%	Crude Oil, Natural Gas, NY Harbor ULSD
Softs	23.56%	Coffee, Cocoa, Sugar, Cotton

Commodity Price Sensitivity and Interest Rate Sensitivity

The Fund is exposed to commodity price risk through its holdings of commodity futures contracts and interest rate risk through its holdings of short-term U.S. Treasury bills. The following tables provides information about the Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of December 31, 2018, the Fund’s long exposure futures contract positions subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	January 2019 - May 2019	327	$2.77	10,000	$9,064,840	$(595,030)
NY Harbor ULSD	January 2019 - May 2019	130	1.66	42,000	9,088,826	(2,023,250)
WTI Crude Oil	January 2019 - May 2019	197	46.12	1,000	9,086,480	(2,247,900)
Grains
Corn	March 2019 - July 2019	476	3.83	5,000	9,113,025	(171,749)
Soybean	March 2019 - July 2019	200	9.08	5,000	9,077,299	(33,248)
Soybean Oil	March 2019 - July 2019	540	0.28	60,000	9,109,800	(284,790)
Wheat	March 2019 - July 2019	356	5.11	5,000	9,090,963	(767,626)
Livestock
Lean Hogs	February 2019 - July 2019	312	0.73	40,000	9,109,620	(49,660)
Live Cattle	February 2019 - June 2019	186	1.22	40,000	9,106,560	409,540
Metals
Copper	March 2019 - July 2019	138	2.64	25,000	9,095,350	(427,901)
Gold 100 Ounce	February 2019 - June 2019	71	1,287.64	100	9,142,260	200,840
Platinum	April 2019 - July 2019	226	803.10	50	9,075,030	(513,105)
Silver	March 2019 - July 2019	116	15.62	5,000	9,062,460	280,370
Softs
Cocoa	March 2019 - July 2019	373	2,441.60	10	9,107,160	769,260
Coffee “C”	March 2019 - July 2019	232	1.05	37,500	9,124,500	(734,175)
Cotton No. 2	March 2019 - July 2019	248	0.73	50,000	9,106,380	(1,183,990)
Sugar No. 11	February 2019 - June 2019	670	0.12	112,000	9,097,244	(188,418)

Total					$154,657,797	$(7,560,832)

As of December 31, 2018, the Fund’s aggregate position in short-term U.S. Treasury bills subject to interest rate risk were as follows:

Description	Range of Yields to Maturity	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	2.29% - 2.39%	January 2019 - March 2019	$144,000,000	$143,568,752	$4,796

Item 8.	Financial Statements and Supplementary Data.

See the Index to Financial Statements on page F-1 for a list of the financial statements being filed as part of this Annual Report. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

For purposes of this Item 9A, references to the “Fund” and “our” include both the Fund and the Master Fund. Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(f)) of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures with respect to the Fund were effective as of the end of the period covered by this Annual Report.

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

The Managing Owner assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Managing Owner used the criteria set forth in the 2013 Internal Controls – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment, the Managing Owner believes that, as of December 31, 2018, its internal control over financial reporting is effective.

Ernst & Young LLP (“EY”), the independent registered public accounting firm that audited the Fund’s consolidated financial statements included in this Annual Report, has issued attestation reports on the Fund’s internal control over financial reporting, which accompany this Annual Report.

The Managing Owner evaluated whether there was a change in the Fund’s internal control over financial reporting during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. Based on this evaluation, Management believes that there was no such change during the three months ended December 31, 2018.

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

Gregory Barton – President and Chief Executive Officer. Mr. Barton has served as the Chief Executive Officer of the Managing Owner in charge of managing its business since January 2016. He became a registered Associated Person and Principal of the Managing Owner in January 2016. Mr. Barton has served as WisdomTree Investment Inc.’s Executive Vice President-Chief Legal Officer overseeing legal affairs since January 2018 and Executive Vice President-Chief Operating Officer from October 2012 through December 2017 overseeing its operations. Mr. Barton was also a registered Associated Person and Principal of WisdomTree Coal Services, LLC, the Sponsor of the WisdomTree Coal Fund (liquidated in September 2016), from January 2016 through June 2017, and became a registered Associated Person and Principal of WisdomTree Asset Management, Inc., in February 2013 and December 2012, respectively. Mr. Barton is 57 years old.

David Castano – Chief Financial Officer and Treasurer. Mr. Castano has served as the Chief Financial Officer and Treasurer of the Managing Owner in charge of financial reporting and recording since January 2016. Mr. Castano became a Principal of the Managing Owner in March 2016. Mr. Castano has served as Director of Fund Accounting & Administration of WisdomTree Asset Management, Inc. (overseeing accounting and administration matters) since June 2011 and Treasurer/Principal Financial Officer of the WisdomTree Trust (overseeing accounting and administration matters) since January 2013 . Mr. Castano was also registered as a Principal of WisdomTree Coal Services, LLC from March 2016 through June 2017. Mr. Castano is 47 years old.

Terry Feld – Chief Compliance Officer. Ms. Feld has served as the Chief Compliance Officer of the Managing Owner since March 2017, overseeing regulatory compliance matters. Ms. Feld was registered as a Principal of the Managing Owner from January 2016 to February 2016. She again became a Principal of the Managing Owner in March 2017. Ms. Feld served as a Senior Compliance Officer of WisdomTree Asset Management from October 2011 to October 2012 (assisting in oversight of compliance matters) and has served as Head of Compliance and Chief Compliance Officer of WisdomTree Asset Management, Inc. since October 2012 (overseeing compliance matters). Ms. Field has served as a Principal of WisdomTree Asset Management, Inc. since January 2013. Ms. Feld was also registered as a Principal of WisdomTree Coal Services, LLC from January 2016 through February 2016. Ms. Feld is 58 years old.

Peter Ziemba – Executive Vice President, Chief Legal Officer and Secretary. Mr. Ziemba has served as the Executive Vice President, Chief Legal Officer and Secretary of the Managing Owner in charge of legal affairs since January 2016. Mr. Ziemba has served as WisdomTree Investments, Inc.’s Executive Vice President-Chief Administrative Officer overseeing administrative affairs since January 2018 and Executive Vice President—Business and Legal Affairs from January 2008 through December 2017 and Chief Legal Officer from March 2011 through December 2017 (overseeing legal matters). Mr. Ziemba has served as a Principal of WisdomTree Asset Management, Inc. since April 2016. Mr. Ziemba has served as a Principal of WisdomTree Asset Management, Inc. since April 2016. Mr. Ziemba is 61 years old.

Executive Officers and Significant Employees of the Sub-Adviser

Name	Position
Ashmead Pringle	Chief Executive Officer
Cooper Anderson	Chief Financial Officer
Scott Glasing	Trader
Tom Fernandes	Partner

The following is a biographical summary of the business experience of the executive officers and significant employees of the Sub-Adviser as of the date of this Annual Report.

Ashmead Pringle – Chief Executive Officer. Mr. Pringle founded the Sub-Adviser and has served as its Chief Executive Officer in charge of managing its business since November 2015. He became a registered Associated Person and Principal of the Sub-Adviser in November 2015. Mr. Pringle also founded Grain Service Corporation (“GSC”), a commodity research and trading company, and has served as its President since October 1984. He became a Principal of GSC in June of 1985 and a registered Associated Person of GSC in October 1985. Mr. Pringle also founded the Managing Owner and served as its Chief Executive Officer in charge of managing its business from November 2006 to January 2016. He was a registered Associated Person and Principal of the Managing Owner from November 2006 to January 2016. Mr. Pringle also founded GreenHaven LLC, the former holding company of the Managing Owner, and managed its business operations from September 2006 to February 2011. Mr. Pringle was a registered Associated Person of GreenHaven LLC from September 2006 to February 2011 and was a Principal from November 2006 to February 2011. Mr. Pringle also founded the WisdomTree Coal Services, LLC (formerly known as GreenHaven Coal Services, LLC), and served as its President in charge of managing its business from August 2012 to January 2016. He was a registered Associated Person and Principal of WisdomTree Coal Services, LLC from August 2012 to January 2016. Mr. Pringle is 72 years old.

Cooper Anderson – Chief Operating Officer. Mr. Anderson is a trader for the Sub-Adviser and is responsible for daily futures trading, cash flow management, treasury portfolio management, and quantitative analysis for the Fund. He became a registered Associated Person and Principal of the Sub-Adviser in November 2015. From May 2007 to February 2011, Mr. Anderson was a managing partner and registered Associated Person of GreenHaven LLC, the former holding company of the Managing Owner. From November 2009 to January 2016, Mr. Anderson was a trader and Chief Financial Officer, and registered Associated Person and Principal of the Managing Owner. From May 2012 to January 2016, Mr. Anderson was the Chief Financial Officer of WisdomTree Coal Services, LLC, and a Principal of WisdomTree Coal Services, LLC. Mr. Anderson was registered as an Associated Person of WisdomTree Coal Services, LLC from June 2012 to January 2016. Mr. Anderson is 39 years old.

Scott Glasing – Trader. Mr. Glasing is a trader for the Sub-Adviser and is responsible for daily futures trading. He became a registered Associated Person and Principal of the Sub-Adviser in November 2015. Since February 1998, Mr. Glasing has worked for GSC as a trader responsible for daily futures trading. He became a registered Associated Person of GSC in April 1998 and a Principal of GSC in March 1998. From September 2006 to February 2011, Mr. Glasing was a trader responsible for daily futures trading and a registered Associated Person of GreenHaven LLC. From November 2006 to January 2016, Mr. Glasing was a trader responsible for daily futures trading and a registered Associated Person of the Managing Owner and was a Principal from November 2009 to January 2016. From August 2012 to January 2016, Mr. Glasing was a trader responsible for daily futures trading and a registered Associated Person and Principal of WisdomTree Coal Services, LLC. Mr. Glasing is 56 years old.

Tom Fernandes – Partner. Mr. Fernandes is a managing partner of the Sub-Adviser in charge of managing its business. He became a registered Associated Person and Principal of the Sub-Adviser in November 2015. From October 2006 to August 2012, Mr. Fernandes served as Chief Financial Officer of the Managing Owner and was responsible for managing regulatory compliance, financial reporting, and risk management. Mr. Fernandes was a registered Associated Person of the Managing Owner from November 2006 until February 2016 and was a registered Principal of the Managing Owner from October 2006 until August 2012. From August 2006 to February 2011, Mr. Fernandes was a managing partner and Principal of GreenHaven LLC in charge of managing its business and was a registered Associated Person from September 2006 to February 2011. From August 2012 to October 2014, Mr. Fernandes was Chief Operating Officer and a registered Associated Person and Principal of WisdomTree Coal Services, LLC and was responsible for general corporate strategy and regulatory compliance. Since August 2012, Mr. Fernandes has served as Chief Executive Officer of GSC Agribusiness in charge of managing its business. GSC Agribusiness is a livestock producer. Mr. Fernandes has been a registered Associated Person of Grain Services Corporation, Inc. since June 2005. Mr. Fernandes is 45 years old.

Item 11.	Executive Compensation.

The Fund has no employees, officers or directors and is managed by the Managing Owner. None of the directors or officers of the Managing Owner receive compensation from the Fund. The Managing Owner receives a monthly management fee of 1/12 of 0.85% (0.85% annually) of the average daily net assets of the Fund during the preceding month. During 2018, 2017, and 2016, the Fund incurred management fees of $1,436,067, $1,513,176, and $1,860,871, respectively. Effective January 1, 2017, the Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Fund. During 2018 and 2017, the waivers amounted to $168,949 and $178,022, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Limited Shares as of December 31, 2018, by the Managing Owner.

Title of Class	Name/Address of Beneficial Owner	Amount/Nature of Beneficial Ownership
General Shares	WisdomTree Commodity Services, LLC 245 Park Avenue, 35th Floor New York, New York 10167	50 Shares

The following table sets forth certain information regarding beneficial ownership of the Fund’s Limited Shares as of December 31, 2018 by beneficial owners holding more than 5% of the Fund’s outstanding Limited Shares.

Title of Class	Name/Address of Beneficial Owner	Amount/Nature of Beneficial Ownership
Limited Shares	CLS Global Diversified Equity Fund 17605 Wright Street, Suite 2 Omaha, Nebraska 68130	700,000 Shares

Item 13.	Certain Relationships and Related Transactions and Director Independence.

None.

Item 14.	Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Fees for services performed by EY for the years ended December 31, 2018 and 2017 are set forth in the chart below.

	2018	2017
Audit fees	$120,000	$265,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$120,000	$265,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved 100% of the services provided by the Funds’ independent registered public accounting firm described above. For the year ended December 31, 2018, the Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this Annual Report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

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

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Report of Independent Registered Public Accounting Firm

To the Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of WisdomTree Continuous Commodity Index Fund (the “Fund”) as of December 31, 2018 and 2017, and the related consolidated statements of income and expenses, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Fund at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Master Fund

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investments, of WisdomTree Continuous Commodity Index Master Fund (the “Master Fund”) as of December 31, 2018 and 2017, the related statements of income and expenses, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Master Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Fund

Opinion on Internal Control over Financial Reporting

We have audited WisdomTree Continuous Commodity Index Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree Continuous Commodity Index Fund (the “Fund”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated statements of financial condition, including the consolidated schedules of investments as of December 31, 2018 and 2017, the related consolidated statements of income and expenses, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Fund and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Master Fund

Opinion on Internal Control over Financial Reporting

We have audited WisdomTree Continuous Commodity Index Master Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree Continuous Commodity Index Master Fund (the “Master Fund”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying statements of financial condition, including the schedules of investments as of December 31, 2018 and 2017, the related statements of income and expenses, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Master Fund and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

New York, NY

February 28, 2019

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets:
Cash	$1,542,378	$4,154,280
Cash held by broker for futures contracts (Note 3)	8,651,045	7,078,712
Short-term investments (cost $143,563,956 and $142,783,200 as of December 31, 2018 and December 31, 2017, respectively)	143,568,752	142,783,635
Net unrealized appreciation on futures contracts	—	1,036,765
Receivable for capital shares sold	8,748,821	—

Total Assets	162,510,996	155,053,392

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	7,560,832	—
Net management fee payable to related party (Note 8)	95,163	97,083

Total Liabilities	7,655,995	97,083

Shareholders’ equity:
General Units:
Paid in capital — 50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(625)	(538)

Total General Units	875	962

Limited Units:
Paid in capital — 8,850,000 and 8,050,000 redeemable shares issued and outstanding (unlimited authorized) as of December 31, 2018 and December 31, 2017, respectively	298,946,484	283,104,814
Accumulated deficit	(144,092,358)	(128,149,467)

Total Limited Units	154,854,126	154,955,347

Total shareholders’ equity	154,855,001	154,956,309

Total liabilities and shareholders’ equity	$162,510,996	$155,053,392

Net asset value per share
General Units	$17.50	$19.25

Limited Units	$17.50	$19.25

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2018

Description	Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
2.29%, 1/17/19*	27.10%	$41,960,100	$42,000,000
2.33%, 2/7/19*	17.39	26,936,314	27,000,000
2.38%, 2/28/19*(a)	25.73	39,849,504	40,000,000
2.39%, 3/21/19*	22.49	34,822,834	35,000,000

Total U.S. Treasury Obligations (Cost: $143,563,956)	92.71%	$143,568,752	$144,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/14/19	125	0.19%	$294,300	$3,020,000
expiration date 5/15/19	124	0.21	319,790	3,036,760
expiration date 7/16/19	124	0.10	155,170	3,050,400
Coffee “C”
expiration date 3/19/19	77	(0.13)	(205,594)	2,940,919
expiration date 5/20/19	77	(0.13)	(195,150)	3,030,431
expiration date 7/19/19	78	(0.22)	(333,431)	3,153,150
Copper
expiration date 3/27/19	46	(0.10)	(148,663)	3,025,650
expiration date 5/29/19	46	(0.10)	(152,875)	3,032,550
expiration date 7/29/19	46	(0.08)	(126,363)	3,037,150
Corn
expiration date 3/14/19	159	(0.04)	(67,262)	2,981,250
expiration date 5/14/19	159	(0.04)	(55,612)	3,044,850
expiration date 7/12/19	158	(0.03)	(48,875)	3,086,925
Cotton No. 2
expiration date 3/7/19	83	(0.31)	(479,230)	2,996,300
expiration date 5/8/19	83	(0.27)	(410,890)	3,050,250
expiration date 7/9/19	82	(0.19)	(293,870)	3,059,830
Gold 100 Ounce
expiration date 2/26/19	24	(0.02)	(33,380)	3,075,120
expiration date 4/26/19	24	0.08	123,000	3,090,480
expiration date 6/26/19	23	0.07	111,220	2,976,660
Lean Hogs
expiration date 2/14/19	78	(0.01)	(22,640)	1,902,420
expiration date 4/12/19	78	(0.01)	(23,290)	2,092,740
expiration date 6/14/19	78	0.00	2,400	2,541,240
expiration date 7/15/19	78	(0.00)	(6,130)	2,573,220
Live Cattle
expiration date 2/28/19	62	0.10	158,940	3,072,100
expiration date 4/30/19	62	0.11	173,850	3,131,000
expiration date 6/28/19	62	0.05	76,750	2,903,460
Natural Gas
expiration date 1/29/19	65	(0.17)	(258,970)	1,911,000
expiration date 2/26/19	65	(0.16)	(247,080)	1,853,150
expiration date 3/27/19	65	(0.03)	(41,290)	1,743,950
expiration date 4/26/19	66	(0.02)	(30,210)	1,763,520
expiration date 5/29/19	66	(0.01)	(17,480)	1,793,220
NY Harbor ULSD
expiration date 1/31/19	26	(0.25)	(388,950)	1,833,905
expiration date 2/28/19	26	(0.26)	(401,738)	1,823,531
expiration date 3/29/19	26	(0.27)	(416,829)	1,808,461
expiration date 4/30/19	26	(0.27)	(421,235)	1,807,151
expiration date 5/31/19	26	(0.25)	(394,498)	1,815,778

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Platinum
expiration date 4/26/19	113	(0.11)%	$(169,965)	$4,523,390
expiration date 7/29/19	113	(0.22)	(343,140)	4,551,640
Silver
expiration date 3/27/19	39	0.04	55,325	3,030,300
expiration date 5/29/19	39	0.03	40,710	3,047,070
expiration date 7/29/19	38	0.12	184,335	2,985,090
Soybean
expiration date 3/14/19	66	(0.01)	(12,886)	2,953,500
expiration date 5/14/19	67	(0.01)	(19,312)	3,040,962
expiration date 7/12/19	67	(0.00)	(1,050)	3,082,837
Soybean Oil
expiration date 3/14/19	180	(0.07)	(108,978)	3,007,800
expiration date 5/14/19	180	(0.08)	(116,226)	3,036,960
expiration date 7/12/19	180	(0.04)	(59,586)	3,065,040
Sugar No. 11
expiration date 2/28/19	224	(0.00)	(7,101)	3,018,086
expiration date 4/30/19	223	0.01	19,432	3,022,096
expiration date 6/28/19	223	(0.13)	(200,749)	3,057,062
Wheat
expiration date 3/14/19	119	(0.20)	(315,438)	2,994,338
expiration date 5/14/19	119	(0.22)	(342,700)	3,037,475
expiration date 7/12/19	118	(0.07)	(109,488)	3,059,150
WTI Crude Oil
expiration date 1/22/19	40	(0.32)	(488,260)	1,816,400
expiration date 2/20/19	40	(0.33)	(504,050)	1,828,800
expiration date 3/20/19	39	(0.30)	(471,160)	1,797,120
expiration date 4/22/19	39	(0.25)	(383,110)	1,813,890
expiration date 5/21/19	39	(0.26)	(401,320)	1,830,270

Total		(4.88)%	$(7,560,832)	$154,657,797

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $12,951,089 as of December 31, 2018.

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

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2017

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 3/27/18	36	0.01%	$13,675	$3,086,100
expiration date 5/29/18	35	0.01	12,895	3,013,675
expiration date 7/27/18	35	0.01	11,410	3,026,450
Soybean
expiration date 3/14/18	63	(0.02)	(38,437)	3,029,513
expiration date 5/14/18	62	(0.02)	(28,425)	3,016,300
expiration date 7/13/18	62	(0.07)	(106,725)	3,048,075
Soybean Oil
expiration date 3/14/18	152	(0.08)	(124,698)	3,033,312
expiration date 5/14/18	151	(0.08)	(122,088)	3,028,758
expiration date 7/13/18	151	(0.12)	(181,776)	3,045,972
Sugar No. 11
expiration date 2/28/18	180	0.10	147,560	3,056,256
expiration date 4/30/18	180	0.08	123,435	3,028,032
expiration date 6/29/18	180	0.02	35,582	3,032,064
Wheat
expiration date 3/14/18	138	(0.23)	(354,900)	2,946,300
expiration date 5/14/18	138	(0.23)	(351,913)	3,037,725
expiration date 7/13/18	137	(0.07)	(109,037)	3,104,762
WTI Crude Oil
expiration date 1/22/18	31	0.20	309,230	1,873,020
expiration date 2/20/18	30	0.19	300,740	1,813,200
expiration date 3/20/18	30	0.20	306,240	1,812,000
expiration date 4/20/18	30	0.06	88,130	1,808,100
expiration date 5/22/18	30	0.06	88,820	1,801,800

Total		0.67%	$1,036,765	$154,744,831

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $11,964,450 as of December 31, 2017.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Income:
Interest income	$2,850,715	$1,356,236	$476,315

Expenses:
Management fee to related party (Note 8)	1,436,067	1,513,176	1,860,871
Brokerage fees and expenses	—	—	437,850

Total expenses	1,436,067	1,513,176	2,298,721

Expense waivers (Note 8)	(168,949)	(178,022)	—

Net expenses	1,267,118	1,335,154	2,298,721

Net investment income (loss)	1,583,597	21,082	(1,822,406)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	(150)	(11,445)	—
Futures Contracts	(8,933,189)*	(3,917,989)*	3,416,739

Net Realized Gain (Loss)	(8,933,339)	(3,929,434)	3,416,739

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	4,361	(5,186)	(10,708)
Futures Contracts	(8,597,597)	2,461,480	7,281,252

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	(8,593,236)	2,456,294	7,270,544

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(17,526,575)	(1,473,140)	10,687,283

Net Gain (Loss)	$(15,942,978)	$(1,452,058)	$8,864,877

*

Includes brokerage commissions and fees for the years ended December 31, 2018 and 2017 of $175,786 and $178,822, respectively. Prior to January 1, 2017, brokerage commissions and fees were included under “Expenses” in “Brokerage fees and expenses”.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2018

	General Units				Limited Units				Total
			Accumulated Deficit	Total General Shareholders’ Equity			Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	General Units				Limited Units
	Units	Amount			Units	Amount
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	2,750,000	51,769,691	—	51,769,691	51,769,691
Redemption of Units	—	—	—	—	(1,950,000)	(35,928,021)	—	(35,928,021)	(35,928,021)
Net Gain (Loss):
Net Investment Income	—	—	9	9	—	—	1,583,588	1,583,588	1,583,597
Net Realized Loss from Investments and Futures Contracts	—	—	(55)	(55)	—	—	(8,933,284)	(8,933,284)	(8,933,339)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(41)	(41)	—	—	(8,593,195)	(8,593,195)	(8,593,236)

Net Loss	—	—	(87)	(87)	—	—	(15,942,891)	(15,942,891)	(15,942,978)

Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2017

	General Units				Limited Units				Total
			Accumulated Deficit	Total General Shareholders’ Equity			Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	General Units				Limited Units
	Units	Amount			Units	Amount
Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595
Creation of Units	—	—	—	—	150,000	2,942,102	—	2,942,102	2,942,102
Redemption of Units	—	—	—	—	(3,450,000)	(66,194,330)	—	(66,194,330)	(66,194,330)
Net Gain (Loss):
Net Investment Income	—	—	0 *	0 *	—	—	21,082	21,082	21,082
Net Realized Loss from Investments and Futures Contracts	—	—	(24)	(24)	—	—	(3,929,410)	(3,929,410)	(3,929,434)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	19	19	—	—	2,456,275	2,456,275	2,456,294

Net Loss	—	—	(5)	(5)	—	—	(1,452,053)	(1,452,053)	(1,452,058)

Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309

*	Amount represents less than $1.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2016

	General Units				Limited Units				Total
			Accumulated Deficit	Total General Shareholders’ Equity			Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	General Units				Limited Units
	Units	Amount			Units	Amount
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525
Creation of Units	—	—	—	—	950,000	18,731,395	—	18,731,395	18,731,395
Redemption of Units	—	—	—	—	(1,700,000)	(32,454,202)	—	(32,454,202)	(32,454,202)
Net Gain (Loss):
Net Investment Loss	—	—	(10)	(10)	—	—	(1,822,396)	(1,822,396)	(1,822,406)
Net Realized Gain from Investments and Futures Contracts	—	—	15	15	—	—	3,416,724	3,416,724	3,416,739
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	34	34	—	—	7,270,510	7,270,510	7,270,544

Net Gain	—	—	39	39	—	—	8,864,838	8,864,838	8,864,877

Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities
Net Gain (Loss)	$(15,942,978)	$(1,452,058)	$8,864,877
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(691,967,507)	(656,510,527)	(759,393,113)
Proceeds from sales/maturities of investment securities	693,984,170	714,898,283	710,000,000
Net accretion of discount	(2,797,569)	(1,349,302)	(476,315)
Net realized loss on investment securities	150	11,445	—
Net change in unrealized appreciation/depreciation from investments	(4,361)	5,186	10,708
Net change in unrealized appreciation/depreciation from futures contracts	8,597,597	(2,461,480)	(7,281,252)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(1,920)	(61,360)	(8,316)
Accrued brokerage fees and expenses payable	—	(173,182)	144,426

Net cash provided by (used for) operating activities	(8,132,418)	52,907,005	(48,138,985)

Cash flows from financing activities
Proceeds from creation of Limited Units	43,020,870	2,942,102	18,731,395
Redemption of Limited Units	(35,928,021)	(66,194,330)	(32,454,202)

Net cash provided by (used for) financing activities	7,092,849	(63,252,228)	(13,722,807)

Net decrease in cash	(1,039,569)	(10,345,223)	(61,861,792)
Cash* at beginning of year	11,232,992	21,578,215	83,440,007

Cash* at end of year	$10,193,423	$11,232,992	$21,578,215

*	Includes cash held by the broker for futures contracts.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets:
Cash	$1,542,378	$4,154,280
Cash held by broker for futures contracts (Note 3)	8,651,045	7,078,712
Short-term investments (cost $143,563,956 and $142,783,200 as of December 31, 2018 and December 31, 2017, respectively)	143,568,752	142,783,635
Net unrealized appreciation on futures contracts	—	1,036,765
Receivable for capital shares sold	8,748,821	—

Total Assets	162,510,996	155,053,392

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	7,560,832	—
Net management fee payable to related party (Note 8)	95,163	97,083

Total Liabilities	7,655,995	97,083

Shareholders’ equity:
General Units:
Paid in capital — 50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(625)	(538)

Total General Units	875	962

Limited Units:
Paid in capital — 8,850,000 and 8,050,000 redeemable shares issued and outstanding (unlimited authorized) as of December 31, 2018 and December 31, 2017, respectively	298,946,484	283,104,814
Accumulated deficit	(144,092,358)	(128,149,467)

Total Limited Units	154,854,126	154,955,347

Total shareholders’ equity	154,855,001	154,956,309

Total liabilities and shareholders’ equity	$162,510,996	$155,053,392

Net asset value per share
General Units	$17.50	$19.25

Limited Units	$17.50	$19.25

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2018

Description	Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
2.29%, 1/17/19*	27.10%	$41,960,100	$42,000,000
2.33%, 2/7/19*	17.39	26,936,314	27,000,000
2.38%, 2/28/19*(a)	25.73	39,849,504	40,000,000
2.39%, 3/21/19*	22.49	34,822,834	35,000,000

Total U.S. Treasury Obligations (Cost: $143,563,956)	92.71%	$143,568,752	$144,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/14/19	125	0.19%	$294,300	$3,020,000
expiration date 5/15/19	124	0.21	319,790	3,036,760
expiration date 7/16/19	124	0.10	155,170	3,050,400
Coffee “C”
expiration date 3/19/19	77	(0.13)	(205,594)	2,940,919
expiration date 5/20/19	77	(0.13)	(195,150)	3,030,431
expiration date 7/19/19	78	(0.22)	(333,431)	3,153,150
Copper
expiration date 3/27/19	46	(0.10)	(148,663)	3,025,650
expiration date 5/29/19	46	(0.10)	(152,875)	3,032,550
expiration date 7/29/19	46	(0.08)	(126,363)	3,037,150
Corn
expiration date 3/14/19	159	(0.04)	(67,262)	2,981,250
expiration date 5/14/19	159	(0.04)	(55,612)	3,044,850
expiration date 7/12/19	158	(0.03)	(48,875)	3,086,925
Cotton No. 2
expiration date 3/7/19	83	(0.31)	(479,230)	2,996,300
expiration date 5/8/19	83	(0.27)	(410,890)	3,050,250
expiration date 7/9/19	82	(0.19)	(293,870)	3,059,830
Gold 100 Ounce
expiration date 2/26/19	24	(0.02)	(33,380)	3,075,120
expiration date 4/26/19	24	0.08	123,000	3,090,480
expiration date 6/26/19	23	0.07	111,220	2,976,660
Lean Hogs
expiration date 2/14/19	78	(0.01)	(22,640)	1,902,420
expiration date 4/12/19	78	(0.01)	(23,290)	2,092,740
expiration date 6/14/19	78	0.00	2,400	2,541,240
expiration date 7/15/19	78	(0.00)	(6,130)	2,573,220
Live Cattle
expiration date 2/28/19	62	0.10	158,940	3,072,100
expiration date 4/30/19	62	0.11	173,850	3,131,000
expiration date 6/28/19	62	0.05	76,750	2,903,460
Natural Gas
expiration date 1/29/19	65	(0.17)	(258,970)	1,911,000
expiration date 2/26/19	65	(0.16)	(247,080)	1,853,150
expiration date 3/27/19	65	(0.03)	(41,290)	1,743,950
expiration date 4/26/19	66	(0.02)	(30,210)	1,763,520
expiration date 5/29/19	66	(0.01)	(17,480)	1,793,220
NY Harbor ULSD
expiration date 1/31/19	26	(0.25)	(388,950)	1,833,905
expiration date 2/28/19	26	(0.26)	(401,738)	1,823,531
expiration date 3/29/19	26	(0.27)	(416,829)	1,808,461
expiration date 4/30/19	26	(0.27)	(421,235)	1,807,151
expiration date 5/31/19	26	(0.25)	(394,498)	1,815,778

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Platinum
expiration date 4/26/19	113	(0.11)%	$(169,965)	$4,523,390
expiration date 7/29/19	113	(0.22)	(343,140)	4,551,640
Silver
expiration date 3/27/19	39	0.04	55,325	3,030,300
expiration date 5/29/19	39	0.03	40,710	3,047,070
expiration date 7/29/19	38	0.12	184,335	2,985,090
Soybean
expiration date 3/14/19	66	(0.01)	(12,886)	2,953,500
expiration date 5/14/19	67	(0.01)	(19,312)	3,040,962
expiration date 7/12/19	67	(0.00)	(1,050)	3,082,837
Soybean Oil
expiration date 3/14/19	180	(0.07)	(108,978)	3,007,800
expiration date 5/14/19	180	(0.08)	(116,226)	3,036,960
expiration date 7/12/19	180	(0.04)	(59,586)	3,065,040
Sugar No. 11
expiration date 2/28/19	224	(0.00)	(7,101)	3,018,086
expiration date 4/30/19	223	0.01	19,432	3,022,096
expiration date 6/28/19	223	(0.13)	(200,749)	3,057,062
Wheat
expiration date 3/14/19	119	(0.20)	(315,438)	2,994,338
expiration date 5/14/19	119	(0.22)	(342,700)	3,037,475
expiration date 7/12/19	118	(0.07)	(109,488)	3,059,150
WTI Crude Oil
expiration date 1/22/19	40	(0.32)	(488,260)	1,816,400
expiration date 2/20/19	40	(0.33)	(504,050)	1,828,800
expiration date 3/20/19	39	(0.30)	(471,160)	1,797,120
expiration date 4/22/19	39	(0.25)	(383,110)	1,813,890
expiration date 5/21/19	39	(0.26)	(401,320)	1,830,270

Total		(4.88)%	$(7,560,832)	$154,657,797

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $12,951,089 as of December 31, 2018.

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

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2017

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 3/27/18	36	0.01%	$13,675	$3,086,100
expiration date 5/29/18	35	0.01	12,895	3,013,675
expiration date 7/27/18	35	0.01	11,410	3,026,450
Soybean
expiration date 3/14/18	63	(0.02)	(38,437)	3,029,513
expiration date 5/14/18	62	(0.02)	(28,425)	3,016,300
expiration date 7/13/18	62	(0.07)	(106,725)	3,048,075
Soybean Oil
expiration date 3/14/18	152	(0.08)	(124,698)	3,033,312
expiration date 5/14/18	151	(0.08)	(122,088)	3,028,758
expiration date 7/13/18	151	(0.12)	(181,776)	3,045,972
Sugar No. 11
expiration date 2/28/18	180	0.10	147,560	3,056,256
expiration date 4/30/18	180	0.08	123,435	3,028,032
expiration date 6/29/18	180	0.02	35,582	3,032,064
Wheat
expiration date 3/14/18	138	(0.23)	(354,900)	2,946,300
expiration date 5/14/18	138	(0.23)	(351,913)	3,037,725
expiration date 7/13/18	137	(0.07)	(109,037)	3,104,762
WTI Crude Oil
expiration date 1/22/18	31	0.20	309,230	1,873,020
expiration date 2/20/18	30	0.19	300,740	1,813,200
expiration date 3/20/18	30	0.20	306,240	1,812,000
expiration date 4/20/18	30	0.06	88,130	1,808,100
expiration date 5/22/18	30	0.06	88,820	1,801,800

Total		0.67%	$1,036,765	$154,744,831

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $11,964,450 as of December 31, 2017.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Income and Expenses

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Income:
Interest income	$2,850,715	$1,356,236	$476,315

Expenses:
Management fee to related party (Note 8)	1,436,067	1,513,176	1,860,871
Brokerage fees and expenses	—	—	437,850

Total expenses	1,436,067	1,513,176	2,298,721

Expense waivers (Note 8)	(168,949)	(178,022)	—

Net expenses	1,267,118	1,335,154	2,298,721

Net investment income (loss)	1,583,597	21,082	(1,822,406)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	(150)	(11,445)	—
Futures Contracts	(8,933,189)*	(3,917,989)*	3,416,739

Net Realized Gain (Loss)	(8,933,339)	(3,929,434)	3,416,739

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	4,361	(5,186)	(10,708)
Futures Contracts	(8,597,597)	2,461,480	7,281,252

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	(8,593,236)	2,456,294	7,270,544

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(17,526,575)	(1,473,140)	10,687,283

Net Gain (Loss)	$(15,942,978)	$(1,452,058)	$8,864,877

*

Includes brokerage commissions and fees for the years ended December 31, 2018 and 2017 of $175,786 and $178,822, respectively. Prior to January 1, 2017, brokerage commissions and fees were included under “Expenses” in “Brokerage fees and expenses”.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2018

	General Units				Limited Units				Total
			Accumulated Deficit	Total General Shareholders’ Equity			Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	General Units				Limited Units
	Units	Amount			Units	Amount
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	2,750,000	51,769,691	—	51,769,691	51,769,691
Redemption of Units	—	—	—	—	(1,950,000)	(35,928,021)	—	(35,928,021)	(35,928,021)
Net Gain (Loss):
Net Investment Income	—	—	9	9	—	—	1,583,588	1,583,588	1,583,597
Net Realized Loss from Investments and Futures Contracts	—	—	(55)	(55)	—	—	(8,933,284)	(8,933,284)	(8,933,339)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(41)	(41)	—	—	(8,593,195)	(8,593,195)	(8,593,236)

Net Loss	—	—	(87)	(87)	—	—	(15,942,891)	(15,942,891)	(15,942,978)

Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2017

	General Units				Limited Units				Total
			Accumulated Deficit	Total General Shareholders’ Equity			Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	General Units				Limited Units
	Units	Amount			Units	Amount
Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595
Creation of Units	—	—	—	—	150,000	2,942,102	—	2,942,102	2,942,102
Redemption of Units	—	—	—	—	(3,450,000)	(66,194,330)	—	(66,194,330)	(66,194,330)
Net Gain (Loss):
Net Investment Income	—	—	0 *	0 *	—	—	21,082	21,082	21,082
Net Realized Loss from Investments and Futures Contracts	—	—	(24)	(24)	—	—	(3,929,410)	(3,929,410)	(3,929,434)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	19	19	—	—	2,456,275	2,456,275	2,456,294

Net Loss	—	—	(5)	(5)	—	—	(1,452,053)	(1,452,053)	(1,452,058)

Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309

*	Amount represents less than $1.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2016

	General Units				Limited Units				Total
			Accumulated Deficit	Total General Shareholders’ Equity			Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	General Units				Limited Units
	Units	Amount			Units	Amount
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525
Creation of Units	—	—	—	—	950,000	18,731,395	—	18,731,395	18,731,395
Redemption of Units	—	—	—	—	(1,700,000)	(32,454,202)	—	(32,454,202)	(32,454,202)
Net Gain (Loss):
Net Investment Loss	—	—	(10)	(10)	—	—	(1,822,396)	(1,822,396)	(1,822,406)
Net Realized Gain from Investments and Futures Contracts	—	—	15	15	—	—	3,416,724	3,416,724	3,416,739
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	34	34	—	—	7,270,510	7,270,510	7,270,544

Net Gain	—	—	39	39	—	—	8,864,838	8,864,838	8,864,877

Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities
Net Gain (Loss)	$(15,942,978)	$(1,452,058)	$8,864,877
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(691,967,507)	(656,510,527)	(759,393,113)
Proceeds from sales/maturities of investment securities	693,984,170	714,898,283	710,000,000
Net accretion of discount	(2,797,569)	(1,349,302)	(476,315)
Net realized loss on investment securities	150	11,445	—
Net change in unrealized appreciation/depreciation from investments	(4,361)	5,186	10,708
Net change in unrealized appreciation/depreciation from futures contracts	8,597,597	(2,461,480)	(7,281,252)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(1,920)	(61,360)	(8,316)
Accrued brokerage fees and expenses payable	—	(173,182)	144,426

Net cash provided by (used for) operating activities	(8,132,418)	52,907,005	(48,138,985)

Cash flows from financing activities
Proceeds from creation of Limited Units	43,020,870	2,942,102	18,731,395
Redemption of Limited Units	(35,928,021)	(66,194,330)	(32,454,202)

Net cash provided by (used for) financing activities	7,092,849	(63,252,228)	(13,722,807)

Net decrease in cash	(1,039,569)	(10,345,223)	(61,861,792)
Cash* at beginning of year	11,232,992	21,578,215	83,440,007

Cash* at end of year	$10,193,423	$11,232,992	$21,578,215

*	Includes cash held by the broker for futures contracts.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, 2016

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

(3) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The financial statements of the Fund and the Master Fund have been prepared using U.S. generally accepted accounting principles (“GAAP”). The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the exclusive reference of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal laws are also sources of authoritative GAAP for SEC registrants.

In accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services-Investment Companies (“ASC Topic 946”), the Funds each qualify as an investment company and are applying ASC Topic 946 accounting and reporting guidance for investment companies.

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

(g) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended December 31, 2018 and when the financial statements were issued.

During that period, 600,000 Shares were created for $10,509,822 and 750,000 Shares were redeemed for $13,532,050, resulting in 8,700,050 Total Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Master Fund’s assets and liabilities at fair value as of December 31, 2018, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$143,568,752	$—	$143,568,752

Liabilities
Unrealized depreciation on futures contracts	(7,560,832)	—	—	(7,560,832)

Total	$(7,560,832)	$143,568,752	$—	$136,007,920

The Master Fund did not hold any Level 3 securities during the year ended December 31, 2018.

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

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of December 31, 2018, the Master Fund was invested in Commodity Futures. For the years ended December 31, 2018 and 2017, the volume of derivative activity (based on average month-end notional amounts) were $167,547,151 and $178,860,477, respectively.

The fair value of derivative instruments at December 31, 2018 and 2017, were as follows:

As of:	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
December 31, 2018	Commodity Futures	$—	$7,560,832
December 31, 2017	Commodity Futures	$1,036,765	$—

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the years ended December 31, 2018, 2017 and 2016:

For the Year Ended:	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Increase (Decrease) in Unrealized Appreciation/ Depreciation on Derivative Instruments (ii)
December 31, 2018	Commodity Futures	$(8,933,189)	$(8,597,597)
December 31, 2017	Commodity Futures	(3,917,989)	2,461,480
December 31, 2016	Commodity Futures	3,416,739	7,281,252

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. Effective January 1, 2017, the Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the years ended December 31, 2018, 2017 and 2016, the Management Fee paid by the Master Fund was as follows:

For the Year Ended:	Management Fee	Voluntary Fee Waiver	Net Management Fee
December 31, 2018	$1,436,067	$(168,949)	$1,267,118
December 31, 2017	$1,513,176	$(178,022)	$1,335,154
December 31, 2016	$1,860,871	$—	$1,860,871

(b) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

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

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the year ended December 31, 2016 was $437,850. Brokerage commissions and fees incurred for the years ended December 31, 2018 and 2017 were $175,786 and $178,822, respectively.

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

(10) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of December 31, 2018, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(11) Recently Accounting Pronouncements

On August 17, 2018, the SEC voted to adopt amendments to certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. The SEC will also be referring certain SEC disclosure requirements that overlap with, but require information incremental to, U.S. GAAP to the FASB for potential incorporation into U.S. GAAP. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amendments became effective on November 5, 2018 and had no significant impact on the Fund’s financial statements.

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

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2018, 2017 and 2016.

	2018		2017		2016
Net Asset Value
Net asset value per Limited Share, beginning of year	$19.25		$19.35		$18.56
Investment operations:
Net realized and unrealized gain (loss)	(1.93	)(1)	(0.10	)(1)	0.95
Net investment income (loss)(2)	0.18		0.00	(3)	(0.16	)(4)

Net increase (decrease) in net assets from operations	(1.75)		(0.10)		0.79

Net asset value per Limited Share, end of year	$17.50		$19.25		$19.35

Total Return, at net asset value(5)	(9.09)%		(0.52)%		4.26%

Ratios/ Supplemental Data:
Net assets, end of year (000’s omitted)	$154,855		$154,956		$219,661
Ratios to average net assets of:
Net investment income (loss)	0.94%		0.01%		(0.83	)%(6)

Expenses, prior to expense waivers	0.85%		0.85%		1.05	%(6)

Expenses, net of expense waivers	0.75%		0.75%		1.05	%(6)

(1)	Includes brokerage fees/commissions of $0.02 per share for the years ended December 31, 2018 and 2017, respectively. See Note 8(b) on page F-32.
(2)	Based on average shares outstanding.
(3)	Amount represents less than $0.01.
(4)	Includes brokerage fees/commissions of $0.03 per share for the year ended December 31, 2016. See Note 8(b) on page F-32.
(5)	For the periods in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived. See Note 8(a) on page F-32.
(6)	Includes brokerage fees/commissions of 0.13% (as a percentage of average daily net assets) for the year ended December 31, 2016. See Note 8(b) on page F-32.

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

Date: February 28, 2019

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2019

WisdomTree Commodity Services, LLC, Sponsor of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2019

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2019