Form 10-Q
period 2019-03-31
WisdomTree Continuous Commodity Index Master Fund; WisdomTree Continuous Commodity Index Fund
filed 2019-05-09
CIK 1379527, 1379606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Numbers: 001-33908, 001-33909

WISDOMTREE CONTINUOUS COMMODITY INDEX FUND

(Registrant)

(Exact name of Registrant as specified in its charter)

WISDOMTREE CONTINUOUS COMMODITY INDEX MASTER FUND

(Rule 140 Co-Registrant)

(Exact name of Registrant as specified in its charter)

Delaware	26-0151234 26-0151301
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

c/o WisdomTree Commodity Services, LLC 245 Park Avenue 35th Floor New York, NY	10167
(Address of Principal Executive Offices)	(Zip Code)

1-866-909-9473

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	GCC	NYSE Arca, Inc.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2019: 7,550,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

March 31, 2019 (unaudited) and December 31, 2018

	March 31, 2019 (unaudited)	December 31, 2018
Assets:
Cash	$1,908,898	$1,542,378
Cash held by broker for futures contracts (Note 3)	2,354,551	8,651,045
Short-term investments (cost $139,606,193 and $143,563,956 as of March 31, 2019 and December 31, 2018, respectively)	139,609,648	143,568,752
Receivable for capital shares sold	—	8,748,821

Total Assets	143,873,097	162,510,996

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	368,463	7,560,832
Net management fee payable to related party (Note 8)	96,829	95,163

Total Liabilities	465,292	7,655,995

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(598)	(625)

Total General Units	902	875

Limited Units:
Paid in capital—7,950,000 and 8,850,000 redeemable shares issued and outstanding (unlimited authorized) as of March 31, 2019 and December 31, 2018, respectively	282,316,201	298,946,484
Accumulated deficit	(138,909,298)	(144,092,358)

Total Limited Units	143,406,903	154,854,126

Total shareholders’ equity	143,407,805	154,855,001

Total liabilities and shareholders’ equity	$143,873,097	$162,510,996

Net asset value per share
General Units	$18.04	$17.50

Limited Units	$18.04	$17.50

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

March 31, 2019

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
2.37%, 4/11/19*		23.00%	$32,978,281	$33,000,000
2.37%, 5/2/19*		22.96	32,933,399	33,000,000
2.42%, 5/23/19*(a)		25.71	36,874,940	37,000,000
2.44%, 6/13/19*(a)		25.68	36,823,028	37,000,000

Total U.S. Treasury Obligations (Cost: $139,606,193)		97.35%	$139,609,648	$140,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 5/15/19	124	0.03%	$44,070	$2,827,200
expiration date 7/16/19	123	(0.03)	(44,650)	2,792,100
expiration date 9/13/19	124	(0.01)	(11,340)	2,816,040
Coffee “C”
expiration date 5/20/19	78	(0.25)	(353,662)	2,764,125
expiration date 7/19/19	77	(0.27)	(384,075)	2,802,319
expiration date 9/18/19	77	(0.22)	(311,044)	2,880,281
Copper
expiration date 5/29/19	38	0.14	197,775	2,789,200
expiration date 7/29/19	38	0.14	203,300	2,794,900
expiration date 9/26/19	38	0.07	97,025	2,799,650
Corn
expiration date 5/14/19	154	(0.14)	(203,400)	2,745,050
expiration date 7/12/19	154	(0.14)	(206,425)	2,820,125
expiration date 9/13/19	153	(0.11)	(153,875)	2,868,750
Cotton No. 2
expiration date 5/8/19	108	0.07	92,430	4,190,940
expiration date 7/9/19	108	0.04	55,440	4,228,740
Gold 100 Ounce
expiration date 6/26/19	33	0.02	26,720	4,285,050
expiration date 8/28/19	32	(0.03)	(43,640)	4,174,400
Lean Hogs
expiration date 4/12/19	49	0.13	188,870	1,516,550
expiration date 6/14/19	49	0.10	144,360	1,735,580
expiration date 7/15/19	49	0.13	189,900	1,807,120
expiration date 8/14/19	49	0.16	224,840	1,823,780
expiration date 10/14/19	48	0.17	237,090	1,553,760
Live Cattle
expiration date 6/28/19	59	0.07	100,620	2,808,400
expiration date 8/30/19	60	0.02	34,480	2,776,200
expiration date 10/31/19	60	0.02	28,110	2,803,800
Natural Gas
expiration date 4/26/19	61	(0.03)	(37,050)	1,623,820
expiration date 5/29/19	61	(0.02)	(25,580)	1,654,930
expiration date 6/26/19	61	(0.02)	(29,780)	1,690,920
expiration date 7/29/19	61	0.01	15,480	1,706,170
expiration date 8/28/19	61	0.02	24,350	1,703,730
NY Harbor ULSD
expiration date 4/30/19	21	0.02	25,893	1,738,775
expiration date 5/31/19	20	0.04	58,687	1,658,832
expiration date 6/28/19	20	0.06	86,402	1,663,116
expiration date 7/31/19	20	0.04	52,093	1,669,668
expiration date 8/30/19	20	0.04	61,522	1,678,656
Platinum
expiration date 7/29/19	98	0.05	63,780	4,185,090
expiration date 10/29/19	99	0.14	193,290	4,254,525

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

March 31, 2019

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 5/29/19	37	(0.04)%	$(50,440)	$2,795,350
expiration date 7/29/19	37	0.02	34,540	2,812,740
expiration date 9/26/19	37	(0.09)	(132,690)	2,829,575
Soybean
expiration date 5/14/19	63	(0.06)	(81,175)	2,785,387
expiration date 7/12/19	63	(0.07)	(95,488)	2,827,912
expiration date 8/14/19	62	(0.09)	(125,950)	2,802,400
Soybean Oil
expiration date 5/14/19	98	(0.02)	(22,854)	1,667,568
expiration date 7/12/19	98	(0.01)	(14,154)	1,686,972
expiration date 8/14/19	97	(0.02)	(28,500)	1,678,488
expiration date 9/13/19	97	(0.10)	(139,878)	1,688,382
expiration date 10/14/19	97	(0.09)	(134,208)	1,697,112
Sugar No. 11
expiration date 4/30/19	198	0.04	57,142	2,778,653
expiration date 6/28/19	198	(0.02)	(35,034)	2,805,264
expiration date 9/30/19	197	(0.06)	(82,320)	2,857,288
Wheat
expiration date 5/14/19	121	(0.29)	(414,988)	2,769,388
expiration date 7/12/19	121	(0.23)	(327,700)	2,804,175
expiration date 9/13/19	121	(0.21)	(308,012)	2,849,550
WTI Crude Oil
expiration date 4/22/19	28	0.17	250,060	1,683,920
expiration date 5/21/19	28	0.14	194,740	1,687,840
expiration date 6/20/19	28	0.12	176,170	1,691,200
expiration date 7/22/19	28	0.10	139,620	1,693,720
expiration date 8/20/19	27	0.09	130,650	1,634,310

Total Futures Contracts Long Exposure (Exchange-Traded)		(0.26)%	$(368,463)	$143,159,486

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $49,779,088 as of March 31, 2019.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2018

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
2.29%, 1/17/19*		27.10%	$41,960,100	$42,000,000
2.33%, 2/7/19*		17.39	26,936,314	27,000,000
2.38%, 2/28/19*(a)		25.73	39,849,504	40,000,000
2.39%, 3/21/19*		22.49	34,822,834	35,000,000

Total U.S. Treasury Obligations (Cost: $143,563,956)		92.71%	$143,568,752	$144,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/14/19	125	0.19%	$294,300	$3,020,000
expiration date 5/15/19	124	0.21	319,790	3,036,760
expiration date 7/16/19	124	0.10	155,170	3,050,400
Coffee “C”
expiration date 3/19/19	77	(0.13)	(205,594)	2,940,919
expiration date 5/20/19	77	(0.13)	(195,150)	3,030,431
expiration date 7/19/19	78	(0.22)	(333,431)	3,153,150
Copper
expiration date 3/27/19	46	(0.10)	(148,663)	3,025,650
expiration date 5/29/19	46	(0.10)	(152,875)	3,032,550
expiration date 7/29/19	46	(0.08)	(126,363)	3,037,150
Corn
expiration date 3/14/19	159	(0.04)	(67,262)	2,981,250
expiration date 5/14/19	159	(0.04)	(55,612)	3,044,850
expiration date 7/12/19	158	(0.03)	(48,875)	3,086,925
Cotton No. 2
expiration date 3/7/19	83	(0.31)	(479,230)	2,996,300
expiration date 5/8/19	83	(0.27)	(410,890)	3,050,250
expiration date 7/9/19	82	(0.19)	(293,870)	3,059,830
Gold 100 Ounce
expiration date 2/26/19	24	(0.02)	(33,380)	3,075,120
expiration date 4/26/19	24	0.08	123,000	3,090,480
expiration date 6/26/19	23	0.07	111,220	2,976,660
Lean Hogs
expiration date 2/14/19	78	(0.01)	(22,640)	1,902,420
expiration date 4/12/19	78	(0.01)	(23,290)	2,092,740
expiration date 6/14/19	78	0.00	2,400	2,541,240
expiration date 7/15/19	78	(0.00)	(6,130)	2,573,220
Live Cattle
expiration date 2/28/19	62	0.10	158,940	3,072,100
expiration date 4/30/19	62	0.11	173,850	3,131,000
expiration date 6/28/19	62	0.05	76,750	2,903,460
Natural Gas
expiration date 1/29/19	65	(0.17)	(258,970)	1,911,000
expiration date 2/26/19	65	(0.16)	(247,080)	1,853,150
expiration date 3/27/19	65	(0.03)	(41,290)	1,743,950
expiration date 4/26/19	66	(0.02)	(30,210)	1,763,520
expiration date 5/29/19	66	(0.01)	(17,480)	1,793,220
NY Harbor ULSD
expiration date 1/31/19	26	(0.25)	(388,950)	1,833,905
expiration date 2/28/19	26	(0.26)	(401,738)	1,823,531
expiration date 3/29/19	26	(0.27)	(416,829)	1,808,461
expiration date 4/30/19	26	(0.27)	(421,235)	1,807,151
expiration date 5/31/19	26	(0.25)	(394,498)	1,815,778
Platinum
expiration date 4/26/19	113	(0.11)	(169,965)	4,523,390
expiration date 7/29/19	113	(0.22)	(343,140)	4,551,640

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 3/27/19	39	0.04%	$55,325	$3,030,300
expiration date 5/29/19	39	0.03	40,710	3,047,070
expiration date 7/29/19	38	0.12	184,335	2,985,090
Soybean
expiration date 3/14/19	66	(0.01)	(12,886)	2,953,500
expiration date 5/14/19	67	(0.01)	(19,312)	3,040,962
expiration date 7/12/19	67	(0.00)	(1,050)	3,082,837
Soybean Oil
expiration date 3/14/19	180	(0.07)	(108,978)	3,007,800
expiration date 5/14/19	180	(0.08)	(116,226)	3,036,960
expiration date 7/12/19	180	(0.04)	(59,586)	3,065,040
Sugar No. 11
expiration date 2/28/19	224	(0.00)	(7,101)	3,018,086
expiration date 4/30/19	223	0.01	19,432	3,022,096
expiration date 6/28/19	223	(0.13)	(200,749)	3,057,062
Wheat
expiration date 3/14/19	119	(0.20)	(315,438)	2,994,338
expiration date 5/14/19	119	(0.22)	(342,700)	3,037,475
expiration date 7/12/19	118	(0.07)	(109,488)	3,059,150
WTI Crude Oil
expiration date 1/22/19	40	(0.32)	(488,260)	1,816,400
expiration date 2/20/19	40	(0.33)	(504,050)	1,828,800
expiration date 3/20/19	39	(0.30)	(471,160)	1,797,120
expiration date 4/22/19	39	(0.25)	(383,110)	1,813,890
expiration date 5/21/19	39	(0.26)	(401,320)	1,830,270

Total Futures Contracts Long Exposure (Exchange-Traded)		(4.88)%	$(7,560,832)	$154,657,797

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $12,951,089 as of December 31, 2018.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2019 and 2018

	2019	2018
Income:
Interest income	$876,181	$537,926

Expenses:
Management fee to related party (Note 8)	333,761	359,477

Total expenses	333,761	359,477

Expense waivers (Note 8)	(39,266)	(42,292)

Net expenses	294,495	317,185

Net investment income	581,686	220,741

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	(762)	—
Futures Contracts*	(2,588,865)	1,761,571

Net Realized Gain (Loss)	(2,589,627)	1,761,571

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	(1,341)	(6,239)
Futures Contracts	7,192,369	(2,187,943)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	7,191,028	(2,194,182)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	4,601,401	(432,611)

Net Gain (Loss)	$5,183,087	$(211,870)

* Includes brokerage commissions of:	$38,944	$36,747

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2019

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001
Creation of Units	—	—	—	—	600,000	10,509,822	—	10,509,822	10,509,822
Redemption of Units	—	—	—	—	(1,500,000)	(27,140,105)	—	(27,140,105)	(27,140,105)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	581,683	581,683	581,686
Net Realized Loss from Investments and Futures Contracts	—	—	(16)	(16)	—	—	(2,589,611)	(2,589,611)	(2,589,627)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	40	40	—	—	7,190,988	7,190,988	7,191,028

Net Gain	—	—	27	27	—	—	5,183,060	5,183,060	5,183,087

Balance at March 31, 2019	50	$1,500	$(598)	$902	7,950,000	$282,316,201	$(138,909,298)	$143,406,903	$143,407,805

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018

	General Units					Limited Units				Total
	General Units		Accumulated	Total General Shareholders’		Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount	Deficit	Equity		Units	Amount
Balance at December 31, 2017	50	$1,500	$(538)	$962		8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—		1,450,000	28,131,834	—	28,131,834	28,131,834
Redemption of Units	—	—	—	—		(100,000)	(1,937,982)	—	(1,937,982)	(1,937,982)
Net Gain (Loss):
Net Investment Income	—	—	0 *	0	*	—	—	220,741	220,741	220,741
Net Realized Gain from Investments and Futures Contracts	—	—	10	10		—	—	1,761,561	1,761,561	1,761,571
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(9)	(9)		—	—	(2,194,173)	(2,194,173)	(2,194,182)

Net Gain (Loss)	—	—	1	1		—	—	(211,871)	(211,871)	(211,870)

Balance at March 31, 2018	50	$1,500	$(537)	$963		9,400,000	$309,298,666	$(128,361,338)	$180,937,328	$180,938,291

*	Amount represents less than $1.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net Gain (Loss)	$5,183,087	$(211,870)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(167,148,710)	(180,337,272)
Proceeds from sales/maturities of investment securities	171,965,594	156,000,000
Net accretion of discount	(859,883)	(529,772)
Net realized loss on investment securities	762	—
Net change in unrealized appreciation/depreciation from investments	1,341	6,239
Net change in unrealized appreciation/depreciation from futures contracts	(7,192,369)	2,187,943
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	1,666	18,003

Net cash provided by (used for) operating activities	1,951,488	(22,866,729)

Cash flows from financing activities
Proceeds from creation of Limited Units	19,258,643	28,131,834
Redemption of Limited Units	(27,140,105)	(1,937,982)

Net cash provided by (used for) financing activities	(7,881,462)	26,193,852

Net increase (decrease) in cash	(5,929,974)	3,327,123
Cash* at beginning of period	10,193,423	11,232,992

Cash* at end of period	$4,263,449	$14,560,115

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

March 31, 2019 (unaudited) and December 31, 2018

	March 31, 2019 (unaudited)	December 31, 2018
Assets:
Cash	$1,908,898	$1,542,378
Cash held by broker for futures contracts (Note 3)	2,354,551	8,651,045
Short-term investments (cost $139,606,193 and $143,563,956 as of March 31, 2019 and December 31, 2018, respectively)	139,609,648	143,568,752
Receivable for capital shares sold	—	8,748,821

Total Assets	143,873,097	162,510,996

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	368,463	7,560,832
Net management fee payable to related party (Note 8)	96,829	95,163

Total Liabilities	465,292	7,655,995

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(598)	(625)

Total General Units	902	875

Limited Units:
Paid in capital—7,950,000 and 8,850,000 redeemable shares issued and outstanding (unlimited authorized) as of March 31, 2019 and December 31, 2018, respectively	282,316,201	298,946,484
Accumulated deficit	(138,909,298)	(144,092,358)

Total Limited Units	143,406,903	154,854,126

Total shareholders’ equity	143,407,805	154,855,001

Total liabilities and shareholders’ equity	$143,873,097	$162,510,996

Net asset value per share
General Units	$18.04	$17.50

Limited Units	$18.04	$17.50

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

March 31, 2019

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
2.37%, 4/11/19*		23.00%	$32,978,281	$33,000,000
2.37%, 5/2/19*		22.96	32,933,399	33,000,000
2.42%, 5/23/19*(a)		25.71	36,874,940	37,000,000
2.44%, 6/13/19*(a)		25.68	36,823,028	37,000,000

Total U.S. Treasury Obligations (Cost: $139,606,193)		97.35%	$139,609,648	$140,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 5/15/19	124	0.03%	$44,070	$2,827,200
expiration date 7/16/19	123	(0.03)	(44,650)	2,792,100
expiration date 9/13/19	124	(0.01)	(11,340)	2,816,040
Coffee “C”
expiration date 5/20/19	78	(0.25)	(353,662)	2,764,125
expiration date 7/19/19	77	(0.27)	(384,075)	2,802,319
expiration date 9/18/19	77	(0.22)	(311,044)	2,880,281
Copper
expiration date 5/29/19	38	0.14	197,775	2,789,200
expiration date 7/29/19	38	0.14	203,300	2,794,900
expiration date 9/26/19	38	0.07	97,025	2,799,650
Corn
expiration date 5/14/19	154	(0.14)	(203,400)	2,745,050
expiration date 7/12/19	154	(0.14)	(206,425)	2,820,125
expiration date 9/13/19	153	(0.11)	(153,875)	2,868,750
Cotton No. 2
expiration date 5/8/19	108	0.07	92,430	4,190,940
expiration date 7/9/19	108	0.04	55,440	4,228,740
Gold 100 Ounce
expiration date 6/26/19	33	0.02	26,720	4,285,050
expiration date 8/28/19	32	(0.03)	(43,640)	4,174,400
Lean Hogs
expiration date 4/12/19	49	0.13	188,870	1,516,550
expiration date 6/14/19	49	0.10	144,360	1,735,580
expiration date 7/15/19	49	0.13	189,900	1,807,120
expiration date 8/14/19	49	0.16	224,840	1,823,780
expiration date 10/14/19	48	0.17	237,090	1,553,760
Live Cattle
expiration date 6/28/19	59	0.07	100,620	2,808,400
expiration date 8/30/19	60	0.02	34,480	2,776,200
expiration date 10/31/19	60	0.02	28,110	2,803,800
Natural Gas
expiration date 4/26/19	61	(0.03)	(37,050)	1,623,820
expiration date 5/29/19	61	(0.02)	(25,580)	1,654,930
expiration date 6/26/19	61	(0.02)	(29,780)	1,690,920
expiration date 7/29/19	61	0.01	15,480	1,706,170
expiration date 8/28/19	61	0.02	24,350	1,703,730
NY Harbor ULSD
expiration date 4/30/19	21	0.02	25,893	1,738,775
expiration date 5/31/19	20	0.04	58,687	1,658,832
expiration date 6/28/19	20	0.06	86,402	1,663,116
expiration date 7/31/19	20	0.04	52,093	1,669,668
expiration date 8/30/19	20	0.04	61,522	1,678,656
Platinum
expiration date 7/29/19	98	0.05	63,780	4,185,090
expiration date 10/29/19	99	0.14	193,290	4,254,525

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

March 31, 2019

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 5/29/19	37	(0.04)%	$(50,440)	$2,795,350
expiration date 7/29/19	37	0.02	34,540	2,812,740
expiration date 9/26/19	37	(0.09)	(132,690)	2,829,575
Soybean
expiration date 5/14/19	63	(0.06)	(81,175)	2,785,387
expiration date 7/12/19	63	(0.07)	(95,488)	2,827,912
expiration date 8/14/19	62	(0.09)	(125,950)	2,802,400
Soybean Oil
expiration date 5/14/19	98	(0.02)	(22,854)	1,667,568
expiration date 7/12/19	98	(0.01)	(14,154)	1,686,972
expiration date 8/14/19	97	(0.02)	(28,500)	1,678,488
expiration date 9/13/19	97	(0.10)	(139,878)	1,688,382
expiration date 10/14/19	97	(0.09)	(134,208)	1,697,112
Sugar No. 11
expiration date 4/30/19	198	0.04	57,142	2,778,653
expiration date 6/28/19	198	(0.02)	(35,034)	2,805,264
expiration date 9/30/19	197	(0.06)	(82,320)	2,857,288
Wheat
expiration date 5/14/19	121	(0.29)	(414,988)	2,769,388
expiration date 7/12/19	121	(0.23)	(327,700)	2,804,175
expiration date 9/13/19	121	(0.21)	(308,012)	2,849,550
WTI Crude Oil
expiration date 4/22/19	28	0.17	250,060	1,683,920
expiration date 5/21/19	28	0.14	194,740	1,687,840
expiration date 6/20/19	28	0.12	176,170	1,691,200
expiration date 7/22/19	28	0.10	139,620	1,693,720
expiration date 8/20/19	27	0.09	130,650	1,634,310

Total Futures Contracts Long Exposure (Exchange-Traded)		(0.26)%	$(368,463)	$143,159,486

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $49,779,088 as of March 31, 2019.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2018

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
2.29%, 1/17/19*		27.10%	$41,960,100	$42,000,000
2.33%, 2/7/19*		17.39	26,936,314	27,000,000
2.38%, 2/28/19*(a)		25.73	39,849,504	40,000,000
2.39%, 3/21/19*		22.49	34,822,834	35,000,000

Total U.S. Treasury Obligations (Cost: $143,563,956)		92.71%	$143,568,752	$144,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/14/19	125	0.19%	$294,300	$3,020,000
expiration date 5/15/19	124	0.21	319,790	3,036,760
expiration date 7/16/19	124	0.10	155,170	3,050,400
Coffee “C”
expiration date 3/19/19	77	(0.13)	(205,594)	2,940,919
expiration date 5/20/19	77	(0.13)	(195,150)	3,030,431
expiration date 7/19/19	78	(0.22)	(333,431)	3,153,150
Copper
expiration date 3/27/19	46	(0.10)	(148,663)	3,025,650
expiration date 5/29/19	46	(0.10)	(152,875)	3,032,550
expiration date 7/29/19	46	(0.08)	(126,363)	3,037,150
Corn
expiration date 3/14/19	159	(0.04)	(67,262)	2,981,250
expiration date 5/14/19	159	(0.04)	(55,612)	3,044,850
expiration date 7/12/19	158	(0.03)	(48,875)	3,086,925
Cotton No. 2
expiration date 3/7/19	83	(0.31)	(479,230)	2,996,300
expiration date 5/8/19	83	(0.27)	(410,890)	3,050,250
expiration date 7/9/19	82	(0.19)	(293,870)	3,059,830
Gold 100 Ounce
expiration date 2/26/19	24	(0.02)	(33,380)	3,075,120
expiration date 4/26/19	24	0.08	123,000	3,090,480
expiration date 6/26/19	23	0.07	111,220	2,976,660
Lean Hogs
expiration date 2/14/19	78	(0.01)	(22,640)	1,902,420
expiration date 4/12/19	78	(0.01)	(23,290)	2,092,740
expiration date 6/14/19	78	0.00	2,400	2,541,240
expiration date 7/15/19	78	(0.00)	(6,130)	2,573,220
Live Cattle
expiration date 2/28/19	62	0.10	158,940	3,072,100
expiration date 4/30/19	62	0.11	173,850	3,131,000
expiration date 6/28/19	62	0.05	76,750	2,903,460
Natural Gas
expiration date 1/29/19	65	(0.17)	(258,970)	1,911,000
expiration date 2/26/19	65	(0.16)	(247,080)	1,853,150
expiration date 3/27/19	65	(0.03)	(41,290)	1,743,950
expiration date 4/26/19	66	(0.02)	(30,210)	1,763,520
expiration date 5/29/19	66	(0.01)	(17,480)	1,793,220
NY Harbor ULSD
expiration date 1/31/19	26	(0.25)	(388,950)	1,833,905
expiration date 2/28/19	26	(0.26)	(401,738)	1,823,531
expiration date 3/29/19	26	(0.27)	(416,829)	1,808,461
expiration date 4/30/19	26	(0.27)	(421,235)	1,807,151
expiration date 5/31/19	26	(0.25)	(394,498)	1,815,778
Platinum
expiration date 4/26/19	113	(0.11)	(169,965)	4,523,390
expiration date 7/29/19	113	(0.22)	(343,140)	4,551,640

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 3/27/19	39	0.04%	$55,325	$3,030,300
expiration date 5/29/19	39	0.03	40,710	3,047,070
expiration date 7/29/19	38	0.12	184,335	2,985,090
Soybean
expiration date 3/14/19	66	(0.01)	(12,886)	2,953,500
expiration date 5/14/19	67	(0.01)	(19,312)	3,040,962
expiration date 7/12/19	67	(0.00)	(1,050)	3,082,837
Soybean Oil
expiration date 3/14/19	180	(0.07)	(108,978)	3,007,800
expiration date 5/14/19	180	(0.08)	(116,226)	3,036,960
expiration date 7/12/19	180	(0.04)	(59,586)	3,065,040
Sugar No. 11
expiration date 2/28/19	224	(0.00)	(7,101)	3,018,086
expiration date 4/30/19	223	0.01	19,432	3,022,096
expiration date 6/28/19	223	(0.13)	(200,749)	3,057,062
Wheat
expiration date 3/14/19	119	(0.20)	(315,438)	2,994,338
expiration date 5/14/19	119	(0.22)	(342,700)	3,037,475
expiration date 7/12/19	118	(0.07)	(109,488)	3,059,150
WTI Crude Oil
expiration date 1/22/19	40	(0.32)	(488,260)	1,816,400
expiration date 2/20/19	40	(0.33)	(504,050)	1,828,800
expiration date 3/20/19	39	(0.30)	(471,160)	1,797,120
expiration date 4/22/19	39	(0.25)	(383,110)	1,813,890
expiration date 5/21/19	39	(0.26)	(401,320)	1,830,270

Total Futures Contracts Long Exposure (Exchange-Traded)		(4.88)%	$(7,560,832)	$154,657,797

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $12,951,089 as of December 31, 2018.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2019 and 2018

	2019	2018
Income:
Interest income	$876,181	$537,926

Expenses:
Management fee to related party (Note 8)	333,761	359,477

Total expenses	333,761	359,477

Expense waivers (Note 8)	(39,266)	(42,292)

Net expenses	294,495	317,185

Net investment income	581,686	220,741

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	(762)	—
Futures Contracts*	(2,588,865)	1,761,571

Net Realized Gain (Loss)	(2,589,627)	1,761,571

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	(1,341)	(6,239)
Futures Contracts	7,192,369	(2,187,943)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	7,191,028	(2,194,182)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	4,601,401	(432,611)

Net Gain (Loss)	$5,183,087	$(211,870)

* Includes brokerage commissions of:	$38,944	$36,747

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2019

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001
Creation of Units	—	—	—	—	600,000	10,509,822	—	10,509,822	10,509,822
Redemption of Units	—	—	—	—	(1,500,000)	(27,140,105)	—	(27,140,105)	(27,140,105)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	581,683	581,683	581,686
Net Realized Loss from Investments and Futures Contracts	—	—	(16)	(16)	—	—	(2,589,611)	(2,589,611)	(2,589,627)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	40	40	—	—	7,190,988	7,190,988	7,191,028

Net Gain	—	—	27	27	—	—	5,183,060	5,183,060	5,183,087

Balance at March 31, 2019	50	$1,500	$(598)	$902	7,950,000	$282,316,201	$(138,909,298)	$143,406,903	$143,407,805

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018

	General Units					Limited Units				Total
	General Units		Accumulated	Total General Shareholders’		Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount	Deficit	Equity		Units	Amount
Balance at December 31, 2017	50	$1,500	$(538)	$962		8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—		1,450,000	28,131,834	—	28,131,834	28,131,834
Redemption of Units	—	—	—	—		(100,000)	(1,937,982)	—	(1,937,982)	(1,937,982)
Net Gain (Loss):
Net Investment Income	—	—	0 *	0	*	—	—	220,741	220,741	220,741
Net Realized Gain from Investments and Futures Contracts	—	—	10	10		—	—	1,761,561	1,761,561	1,761,571
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(9)	(9)		—	—	(2,194,173)	(2,194,173)	(2,194,182)

Net Gain (Loss)	—	—	1	1		—	—	(211,871)	(211,871)	(211,870)

Balance at March 31, 2018	50	$1,500	$(537)	$963		9,400,000	$309,298,666	$(128,361,338)	$180,937,328	$180,938,291

*	Amount represents less than $1.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net Gain (Loss)	$5,183,087	$(211,870)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(167,148,710)	(180,337,272)
Proceeds from sales/maturities of investment securities	171,965,594	156,000,000
Net accretion of discount	(859,883)	(529,772)
Net realized loss on investment securities	762	—
Net change in unrealized appreciation/depreciation from investments	1,341	6,239
Net change in unrealized appreciation/depreciation from futures contracts	(7,192,369)	2,187,943
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	1,666	18,003

Net cash provided by (used for) operating activities	1,951,488	(22,866,729)

Cash flows from financing activities
Proceeds from creation of Limited Units	19,258,643	28,131,834
Redemption of Limited Units	(27,140,105)	(1,937,982)

Net cash provided by (used for) financing activities	(7,881,462)	26,193,852

Net increase (decrease) in cash	(5,929,974)	3,327,123
Cash* at beginning of period	10,193,423	11,232,992

Cash* at end of period	$4,263,449	$14,560,115

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

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

The Funds’ collective investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index, also known as the Continuous Commodity Total Return Index or Equal Weight Continuous Commodity Total Return Index (the “Index”), before the Funds’ expenses. The Index Commodities consist of corn, soybean, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, NY Harbor ULSD (formerly known as heating oil) and natural gas. Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC (the “Index Sponsor”), is the owner, publisher and calculation agent of the Index. The Index Sponsor is not an affiliate of the Funds or the Managing Owner.

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

(e) Administrator. State Street Bank and Trust Company (the “Administrator”) is the administrator of the Funds and has entered into an Administration Agreement in connection therewith. The Administrator also serves as custodian of the Funds pursuant to a Master Custodian Agreement, and transfer agent of the Funds pursuant to a Transfer Agency and Service Agreement. The Administrator performs certain services necessary for the operation and administration of the Funds (other than making investment decisions), including calculations of the Master Fund’s Net Asset Value and accounting and other administrative services. The Administrator retains certain financial books and records, including: fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Administrator has an office in Boston, Massachusetts.

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

Unaudited Interim Financial Information

The financial statements as of March 31, 2019 and for the three-months ended March 31, 2019 and March 31, 2018 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

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

(g) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended March 31, 2019 and when the financial statements were issued.

During that period, no Shares were created and 400,000 Shares were redeemed for $7,173,716, resulting in 7,550,050 Total Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Master Fund’s assets and liabilities at fair value as of March 31, 2019, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$139,609,648	$—	$139,609,648

Liabilities
Unrealized depreciation on futures contracts	(368,463)	—	—	(368,463)

Total	$(368,463)	$139,609,648	$—	$139,241,185

The Master Fund did not hold any Level 3 securities during the three months ended March 31, 2019.

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

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2019, the Master Fund was invested in Commodity Futures. For the three months ended March 31, 2019 and the year ended December 31, 2018, the volume of derivative activity (based on average month-end notional amounts) were $154,368,808 and $167,547,151, respectively.

The fair value of derivative instruments at March 31, 2019 and December 31, 2018, were as follows:

As of:	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
March 31, 2019	Commodity Futures	$—	$368,463
December 31, 2018	Commodity Futures	$—	$7,560,832

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months ended March 31, 2019 and 2018:

For the Three Months Ended:	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Increase (Decrease) in Unrealized Appreciation/Depreciation on Derivative Instruments (ii)
March 31, 2019	Commodity Futures	$(2,588,865)	$7,192,369
March 31, 2018	Commodity Futures	1,761,571	(2,187,943)

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. The Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the three months ended March 31, 2019 and 2018, the Management Fee paid by the Master Fund was as follows:

For the Three Months Ended:	Management Fee	Voluntary Fee Waiver	Net Management Fee
March 31, 2019	$333,761	$(39,266)	$294,495

March 31, 2018	$359,477	$(42,292)	$317,185

(b) Brokerage Commissions

Brokerage commissions are charged against the Fund’s assets on a per transaction basis. Brokerage commissions incurred for the three months ended March 31, 2019 were $38,944 and for the three months ended March 31, 2018 were $36,747.

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

(10) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of March 31, 2019, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(11) Recent Accounting Pronouncement

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 includes removals, additions and modifications to the disclosure requirements for fair value measurements that are intended to improve the effectiveness of disclosures in the notes to financial statements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Managing Owner has evaluated ASU 2018-13 and has adopted the disclosure framework.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net Asset Value
Net asset value per Limited Share, beginning of period	$17.50	$19.25
Investment operations:
Net realized and unrealized gain (loss)	0.47 (1)	(0.02	)(1)
Net investment income(2)	0.07	0.02

Net increase in net assets from operations	0.54	—

Net asset value per Limited Share, end of period	$18.04	$19.25

Total Return, at net asset value(3)	3.09%	0.00%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$143,408	$180,938

Ratios to average net assets of:
Net investment income(4)	1.48%	0.52%

Expenses, prior to expense waivers(4)	0.85%	0.85%

Expenses, net of expense waivers(4)	0.75%	0.75%

(1)	Includes brokerage commissions of less than $0.01 per share. See Note 8(b) on page 25.
(2)	Based on average shares outstanding.
(3)

Total return calculated for a period of less than one year is not annualized. For the periods in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived. See Note 8(a) on page 25.

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

The Fund’s investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index (the “Index”), before Fund expenses. The Index Commodities consist of corn, soybeans, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, NY Harbor ULSD (formerly known as heating oil), and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are in equal weight proportion to the Index Commodities or 1/17 weighting per index commodity rebalanced daily. Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC, is the owner, publisher and calculation agent of the Index (the “Index Sponsor”). The Index Sponsor is not an affiliate of the Funds or the Managing Owner.

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

Results of Operations

FOR THE PERIOD FROM MARCH 31, 2014 TO MARCH 31, 2019

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
3/31/2014	$28.19	12,350,050	$348,183,222	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,209,409	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,553,581	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$359,978,141	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,898,134	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%
10/31/2017	$19.08	8,400,050	$160,283,921	1.71%	-0.37%	-1.40%	-36.40%
11/30/2017	$19.11	8,200,050	$156,718,600	0.16%	1.43%	-1.24%	-36.30%
12/31/2017	$19.25	8,050,050	$154,956,309	0.73%	2.61%	-0.52%	-35.83%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
1/31/2018	$19.50	8,800,050	$171,590,704	1.30%	2.20%	1.30%	-35.00%
2/28/2018	$19.45	9,150,050	$177,987,164	-0.26%	1.78%	1.04%	-35.17%
3/31/2018	$19.25	9,400,050	$180,938,291	-1.03%	0.00%	0.00%	-35.83%
4/30/2018	$19.48	9,300,050	$181,169,802	1.19%	-0.10%	1.19%	-35.07%
5/31/2018	$19.73	9,400,050	$185,447,260	1.28%	1.44%	2.49%	-34.23%
6/30/2018	$18.86	9,150,050	$172,533,165	-4.41%	-2.03%	-2.03%	-37.13%
7/31/2018	$18.36	9,400,050	$172,579,285	-2.65%	-5.75%	-4.62%	-38.80%
8/31/2018	$18.02	9,000,050	$162,207,008	-1.85%	-8.67%	-6.39%	-39.93%
9/30/2018	$18.08	8,800,050	$159,102,078	0.33%	-4.14%	-6.08%	-39.73%
10/31/2018	$18.28	8,650,050	$158,160,214	1.11%	-0.44%	-5.04%	-39.07%
11/30/2018	$17.96	8,350,050	$149,939,026	-1.75%	-0.33%	-6.70%	-40.13%
12/31/2018	$17.50	8,850,050	$154,855,001	-2.56%	-3.21%	-9.09%	-41.67%
1/31/2019	$18.09	9,000,050	$162,845,090	3.37%	-1.04%	3.37%	-39.70%
2/28/2019	$18.07	8,700,050	$157,241,808	-0.11%	0.61%	3.26%	-39.77%
3/31/2019	$18.04	7,950,050	$143,407,805	-0.17%	3.09%	3.09%	-39.87%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Index over time. For the three months ended March 31, 2019, the Fund’s Net Asset Value underperformed the Index by 0.26%. For the three months ended March 31, 2018, the Fund’s Net Asset Value underperformed the Index by 0.28%.

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

Quantitative Disclosures

Market Risk by Sector

The following were the primary trading risk exposures of the Fund as of March 31, 2019 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Grains	23.53%	Corn, Soybean, Wheat, Soybean Oil
Livestock	11.75%	Hogs, Cattle
Metals	23.56%	Gold, Silver, Platinum, Copper
Energy	17.59%	Crude Oil, Natural Gas, NY Harbor ULSD
Softs	23.57%	Coffee, Cocoa, Sugar, Cotton

Commodity Price Sensitivity and Interest Rate Sensitivity

The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provides information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of March 31, 2019, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	April 2019 - August 2019	305	$2.75	10,000	$8,379,570	$(52,580)
NY Harbor ULSD	April 2019 - August 2019	101	1.98	42,000	8,409,047	284,597
WTI Crude Oil	April 2019 - August 2019	139	60.37	1,000	8,390,990	891,240
Grains
Corn	May 2019 - September 2019	461	3.66	5,000	8,433,925	(563,700)
Soybean	May 2019 - August 2019	188	8.95	5,000	8,415,699	(302,613)
Soybean Oil	May 2019 - October 2019	487	0.29	60,000	8,418,522	(339,594)
Wheat	May 2019 - September 2019	363	4.64	5,000	8,423,113	(1,050,700)
Livestock
Lean Hogs	April 2019 - October 2019	244	0.86	40,000	8,436,790	985,060
Live Cattle	June 2019 - October 2019	179	1.17	40,000	8,388,400	163,210
Metals
Copper	May 2019 - September 2019	114	2.94	25,000	8,383,750	498,100
Gold 100 Ounce	June 2019 - August 2019	65	1,301.45	100	8,459,450	(16,920)
Platinum	July 2019 - October 2019	197	856.81	50	8,439,615	257,070
Silver	May 2019 - September 2019	111	15.20	5,000	8,437,665	(148,590)
Softs
Cocoa	May 2019 - September 2019	371	2,273.68	10	8,435,340	(11,920)
Coffee “C”	May 2019 - September 2019	232	0.97	37,500	8,446,725	(1,048,781)
Cotton No. 2	May 2019 - July 2019	216	0.78	50,000	8,419,680	147,870
Sugar No. 11	April 2019 - September 2019	593	0.13	112,000	8,441,205	(60,212)

					$143,159,486	$(368,463)

As of March 31, 2019, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk were as follows:

Description	Range of Yields to Maturity	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	2.37% -2.44%	April 2019 –June 2019	$140,000,000	$139,609,648	$3,455

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

The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

The Funds have filed their Annual Report on Form 10-K for the year ended December 31, 2018, with the SEC on February 28, 2019, which sets forth certain risk factors in Part I, Item 1A therein. The Funds have not experienced any material changes from the risk factors previously described in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended March 31, 2019, 1,500,000 Limited Shares were redeemed for $27,140,105 and 600,000 Limited Shares were created for $10,509,822. The created Shares were registered pursuant to the Fund’s Registration Statement on Form S-3 (Registration No.: 333-214153), which was declared effective by the SEC on October 28, 2016. The Fund filed prospectuses under Rule 424(b) of the Exchange Act on October 29, 2018 and March 28, 2019 to update certain information contained in the Registration Statement. On March 31, 2019, 7,950,000 Limited Shares of the Fund were outstanding for a market capitalization of $143,179,500, based on the March 29, 2019 closing price of $18.01 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended March 31, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	450,000	$17.97	N/A	N/A
February 1, 2019 to February 28, 2019	300,000	$18.15	N/A	N/A
March 1, 2019 to March 31, 2019	750,000	$18.14	N/A	N/A

Total	1,500,000	$18.09	N/A	N/A

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

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Fund (registrant)

By: /s/ Jeremy Schwartz
Jeremy Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019

By: /s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 9, 2019

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By: /s/ Jeremy Schwartz
Jeremy Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019

By: /s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 9, 2019