Form 10-Q
period 2019-06-30
WisdomTree Continuous Commodity Index Master Fund; WisdomTree Continuous Commodity Index Fund
filed 2019-08-08
CIK 1379527, 1379606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2019: 7,000,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

June 30, 2019 (unaudited) and December 31, 2018

	June 30, 2019 (unaudited)	December 31, 2018
Assets:
Cash	$778,036	$1,542,378
Cash held by broker for futures contracts (Note 3)	4,370,148	8,651,045
Short-term investments (cost $124,719,472 and $143,563,956 as of June 30, 2019 and December 31, 2018, respectively)	124,737,197	143,568,752
Receivable for capital shares sold	—	8,748,821

Total Assets	129,885,381	162,510,996

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	410,382	7,560,832
Net management fee payable to related party (Note 8)	79,816	95,163

Total Liabilities	490,198	7,655,995

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(608)	(625)

Total General Units	892	875

Limited Units:
Paid in capital—7,250,000 and 8,850,000 redeemable shares issued and outstanding (unlimited authorized) as of June 30, 2019 and December 31, 2018, respectively	269,869,499	298,946,484
Accumulated deficit	(140,475,208)	(144,092,358)

Total Limited Units	129,394,291	154,854,126

Total shareholders’ equity	129,395,183	154,855,001

Total liabilities and shareholders’ equity	$129,885,381	$162,510,996

Net asset value per share
General Units	$17.85	$17.50

Limited Units	$17.85	$17.50

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

June 30, 2019

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
2.41%, 7/5/19*		25.50%	$32,992,867	$33,000,000
2.40%, 7/25/19*		25.47	32,957,210	33,000,000
2.21%, 8/22/19*(a)		22.34	28,912,285	29,000,000
2.19%, 9/12/19*		23.09	29,874,835	30,000,000

Total U.S. Treasury Obligations (Cost: $124,719,472)		96.40%	$124,737,197	$125,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 9/13/19	156	0.07%	$87,740	$3,783,000
expiration date 12/13/19	156	0.01	14,240	3,834,480
Coffee “C”
expiration date 9/18/19	92	0.20	261,300	3,776,025
expiration date 12/18/19	91	0.30	392,531	3,857,831
Copper
expiration date 9/26/19	56	(0.06)	(80,800)	3,798,900
expiration date 12/27/19	56	(0.12)	(149,775)	3,808,700
Corn
expiration date 9/13/19	178	0.11	148,588	3,780,275
expiration date 12/13/19	177	0.14	184,613	3,818,775
Cotton No. 2
expiration date 12/6/19	115	(0.39)	(501,245)	3,799,600
expiration date 3/9/20	114	0.01	10,395	3,801,330
Gold 100 Ounce
expiration date 12/27/19	26	0.21	272,390	3,705,260
expiration date 2/26/20	27	0.15	200,100	3,861,270
Lean Hogs
expiration date 8/14/19	64	(0.13)	(167,570)	1,945,600
expiration date 10/14/19	65	(0.07)	(89,160)	1,842,100
expiration date 12/13/19	65	(0.19)	(247,490)	1,849,900
expiration date 2/14/20	65	(0.05)	(68,710)	1,982,500
Live Cattle
expiration date 10/31/19	58	(0.15)	(195,110)	2,445,860
expiration date 12/31/19	58	(0.17)	(220,710)	2,557,800
expiration date 2/28/20	57	(0.02)	(29,080)	2,602,050
Natural Gas
expiration date 8/28/19	62	(0.18)	(229,910)	1,414,840
expiration date 9/26/19	62	(0.18)	(234,210)	1,432,820
expiration date 10/29/19	62	(0.18)	(229,540)	1,487,380
expiration date 11/26/19	61	(0.03)	(38,090)	1,582,950
expiration date 12/27/19	61	(0.03)	(42,040)	1,651,270
NY Harbor ULSD
expiration date 8/30/19	18	0.01	11,861	1,472,083
expiration date 9/30/19	18	(0.05)	(70,279)	1,476,997
expiration date 10/31/19	18	(0.05)	(62,110)	1,480,929
expiration date 11/29/19	19	0.07	86,927	1,565,277
expiration date 12/31/19	19	0.07	90,573	1,566,394
Platinum
expiration date 10/29/19	90	0.06	76,995	3,784,950
expiration date 1/29/20	90	0.10	123,940	3,807,900
Silver
expiration date 9/26/19	49	(0.03)	(35,175)	3,758,545
expiration date 12/27/19	50	0.05	62,460	3,861,750
Soybean
expiration date 11/14/19	82	0.03	35,525	3,784,300
expiration date 1/14/20	82	0.06	74,225	3,831,450

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

June 30, 2019

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Soybean Oil
expiration date 9/13/19	111	(0.09)%	$(115,644)	$1,897,434
expiration date 10/14/19	110	(0.09)	(121,098)	1,886,940
expiration date 12/13/19	110	(0.03)	(44,316)	1,902,780
expiration date 1/14/20	110	0.03	39,102	1,918,620
Sugar No. 11
expiration date 9/30/19	260	(0.09)	(114,262)	3,674,944
expiration date 2/28/20	260	(0.02)	(31,618)	3,945,760
Wheat
expiration date 9/13/19	143	0.10	135,588	3,769,838
expiration date 12/13/19	143	0.18	234,737	3,850,275
WTI Crude Oil
expiration date 8/20/19	26	0.05	71,180	1,521,520
expiration date 9/20/19	26	(0.07)	(90,390)	1,518,400
expiration date 10/22/19	26	(0.06)	(70,670)	1,513,720
expiration date 11/20/19	26	0.10	128,400	1,507,480
expiration date 12/19/19	26	0.10	125,210	1,500,460

Total Futures Contracts Long Exposure (Exchange-Traded)		(0.32)%	$(410,382)	$129,219,262

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $8,972,778 as of June 30, 2019.

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income:
Interest income	$744,029	$713,571	$1,620,210	$1,251,497
Expenses:
Management fee to related party (Note 8)	286,421	384,216	620,182	743,693

Total expenses	286,421	384,216	620,182	743,693

Expense waivers (Note 8)	(33,697)	(45,201)	(72,963)	(87,493)

Net expenses	252,724	339,015	547,219	656,200

Net investment income	491,305	374,556	1,072,991	595,297

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	44	(18)	(718)	(18)
Futures Contracts*	(2,029,620)	647,973	(4,618,485)	2,409,544

Net Realized Gain (Loss)	(2,029,576)	647,955	(4,619,203)	2,409,526

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	14,270	15,733	12,929	9,494
Futures Contracts	(41,919)	(4,692,279)	7,150,450	(6,880,222)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	(27,649)	(4,676,546)	7,163,379	(6,870,728)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(2,057,225)	(4,028,591)	2,544,176	(4,461,202)

Net Gain (Loss)	$(1,565,920)	$(3,654,035)	$3,617,167	$(3,865,905)

* Includes brokerage commissions of:	$43,311	$54,559	$82,255	$91,306

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2019

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at March 31, 2019	50	$1,500	$(598)	$902	7,950,000	$282,316,201	$(138,909,298)	$143,406,903	$143,407,805
Creation of Units	—	—	—	—	—	—	—	—	—
Redemption of Units	—	—	—	—	(700,000)	(12,446,702)	—	(12,446,702)	(12,446,702)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	491,302	491,302	491,305
Net Realized Loss from Investments and Futures Contracts	—	—	(15)	(15)	—	—	(2,029,561)	(2,029,561)	(2,029,576)
Net Increase (Decrease) in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	2	2	—	—	(27,651)	(27,651)	(27,649)

Net Loss	—	—	(10)	(10)	—	—	(1,565,910)	(1,565,910)	(1,565,920)

Balance at June 30, 2019	50	$1,500	$(608)	$892	7,250,000	$269,869,499	$(140,475,208)	$129,394,291	$129,395,183

For the Six Months Ended June 30, 2019

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001
Creation of Units	—	—	—	—	600,000	10,509,822	—	10,509,822	10,509,822
Redemption of Units	—	—	—	—	(2,200,000)	(39,586,807)	—	(39,586,807)	(39,586,807)
Net Gain (Loss):
Net Investment Income	—	—	6	6	—	—	1,072,985	1,072,985	1,072,991
Net Realized Loss from Investments and Futures Contracts	—	—	(31)	(31)	—	—	(4,619,172)	(4,619,172)	(4,619,203)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	42	42	—	—	7,163,337	7,163,337	7,163,379

Net Gain	—	—	17	17	—	—	3,617,150	3,617,150	3,617,167

Balance at June 30, 2019	50	$1,500	$(608)	$892	7,250,000	$269,869,499	$(140,475,208)	$129,394,291	$129,395,183

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2018

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at March 31, 2018	50	$1,500	$(537)	$963	9,400,000	$309,298,666	$(128,361,338)	$180,937,328	$180,938,291
Creation of Units	—	—	—	—	200,000	3,897,304	—	3,897,304	3,897,304
Redemption of Units	—	—	—	—	(450,000)	(8,648,395)	—	(8,648,395)	(8,648,395)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	374,553	374,553	374,556
Net Realized Gain from Investments and Futures Contracts	—	—	4	4	—	—	647,951	647,951	647,955
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(27)	(27)	—	—	(4,676,519)	(4,676,519)	(4,676,546)

Net Loss	—	—	(20)	(20)	—	—	(3,654,015)	(3,654,015)	(3,654,035)

Balance at June 30, 2018	50	$1,500	$(557)	$943	9,150,000	$304,547,575	$(132,015,353)	$172,532,222	$172,533,165

For the Six Months Ended June 30, 2018

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	1,650,000	32,029,138	—	32,029,138	32,029,138
Redemption of Units	—	—	—	—	(550,000)	(10,586,377)	—	(10,586,377)	(10,586,377)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	595,294	595,294	595,297
Net Realized Gain from Investments and Futures Contracts	—	—	14	14	—	—	2,409,512	2,409,512	2,409,526
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(36)	(36)	—	—	(6,870,692)	(6,870,692)	(6,870,728)

Net Loss	—	—	(19)	(19)	—	—	(3,865,886)	(3,865,886)	(3,865,905)

Balance at June 30, 2018	50	$1,500	$(557)	$943	9,150,000	$304,547,575	$(132,015,353)	$172,532,222	$172,533,165

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net Gain (Loss)	$3,617,167	$(3,865,905)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(291,508,240)	(354,637,947)
Proceeds from sales/maturities of investment securities	311,942,737	333,999,796
Net accretion of discount	(1,590,731)	(1,228,013)
Net realized loss on investment securities	718	18
Net change in unrealized appreciation/depreciation from investments	(12,929)	(9,494)
Net change in unrealized appreciation/depreciation from futures contracts	(7,150,450)	6,880,222
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(15,347)	13,185

Net cash provided by (used for) operating activities	15,282,925	(18,848,138)

Cash flows from financing activities
Proceeds from creation of Limited Units	19,258,643	32,029,138
Redemption of Limited Units	(39,586,807)	(10,586,377)

Net cash provided by (used for) financing activities	(20,328,164)	21,442,761

Net increase (decrease) in cash	(5,045,239)	2,594,623
Cash* at beginning of period	10,193,423	11,232,992

Cash* at end of period	$5,148,184	$13,827,615

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

June 30, 2019 (unaudited) and December 31, 2018

	June 30, 2019 (unaudited)	December 31, 2018
Assets:
Cash	$778,036	$1,542,378
Cash held by broker for futures contracts (Note 3)	4,370,148	8,651,045
Short-term investments (cost $124,719,472 and $143,563,956 as of June 30, 2019 and December 31, 2018, respectively)	124,737,197	143,568,752
Receivable for capital shares sold	—	8,748,821

Total Assets	129,885,381	162,510,996

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	410,382	7,560,832
Net management fee payable to related party (Note 8)	79,816	95,163

Total Liabilities	490,198	7,655,995

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(608)	(625)

Total General Units	892	875

Limited Units:
Paid in capital—7,250,000 and 8,850,000 redeemable shares issued and outstanding (unlimited authorized) as of June 30, 2019 and December 31, 2018, respectively	269,869,499	298,946,484
Accumulated deficit	(140,475,208)	(144,092,358)

Total Limited Units	129,394,291	154,854,126

Total shareholders’ equity	129,395,183	154,855,001

Total liabilities and shareholders’ equity	$129,885,381	$162,510,996

Net asset value per share
General Units	$17.85	$17.50

Limited Units	$17.85	$17.50

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

June 30, 2019

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
2.41%, 7/5/19*		25.50%	$32,992,867	$33,000,000
2.40%, 7/25/19*		25.47	32,957,210	33,000,000
2.21%, 8/22/19*(a)		22.34	28,912,285	29,000,000
2.19%, 9/12/19*		23.09	29,874,835	30,000,000

Total U.S. Treasury Obligations (Cost: $124,719,472)		96.40%	$124,737,197	$125,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 9/13/19	156	0.07%	$87,740	$3,783,000
expiration date 12/13/19	156	0.01	14,240	3,834,480
Coffee “C”
expiration date 9/18/19	92	0.20	261,300	3,776,025
expiration date 12/18/19	91	0.30	392,531	3,857,831
Copper
expiration date 9/26/19	56	(0.06)	(80,800)	3,798,900
expiration date 12/27/19	56	(0.12)	(149,775)	3,808,700
Corn
expiration date 9/13/19	178	0.11	148,588	3,780,275
expiration date 12/13/19	177	0.14	184,613	3,818,775
Cotton No. 2
expiration date 12/6/19	115	(0.39)	(501,245)	3,799,600
expiration date 3/9/20	114	0.01	10,395	3,801,330
Gold 100 Ounce
expiration date 12/27/19	26	0.21	272,390	3,705,260
expiration date 2/26/20	27	0.15	200,100	3,861,270
Lean Hogs
expiration date 8/14/19	64	(0.13)	(167,570)	1,945,600
expiration date 10/14/19	65	(0.07)	(89,160)	1,842,100
expiration date 12/13/19	65	(0.19)	(247,490)	1,849,900
expiration date 2/14/20	65	(0.05)	(68,710)	1,982,500
Live Cattle
expiration date 10/31/19	58	(0.15)	(195,110)	2,445,860
expiration date 12/31/19	58	(0.17)	(220,710)	2,557,800
expiration date 2/28/20	57	(0.02)	(29,080)	2,602,050
Natural Gas
expiration date 8/28/19	62	(0.18)	(229,910)	1,414,840
expiration date 9/26/19	62	(0.18)	(234,210)	1,432,820
expiration date 10/29/19	62	(0.18)	(229,540)	1,487,380
expiration date 11/26/19	61	(0.03)	(38,090)	1,582,950
expiration date 12/27/19	61	(0.03)	(42,040)	1,651,270
NY Harbor ULSD
expiration date 8/30/19	18	0.01	11,861	1,472,083
expiration date 9/30/19	18	(0.05)	(70,279)	1,476,997
expiration date 10/31/19	18	(0.05)	(62,110)	1,480,929
expiration date 11/29/19	19	0.07	86,927	1,565,277
expiration date 12/31/19	19	0.07	90,573	1,566,394
Platinum
expiration date 10/29/19	90	0.06	76,995	3,784,950
expiration date 1/29/20	90	0.10	123,940	3,807,900
Silver
expiration date 9/26/19	49	(0.03)	(35,175)	3,758,545
expiration date 12/27/19	50	0.05	62,460	3,861,750
Soybean
expiration date 11/14/19	82	0.03	35,525	3,784,300
expiration date 1/14/20	82	0.06	74,225	3,831,450

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

June 30, 2019

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Soybean Oil
expiration date 9/13/19	111	(0.09)%	$(115,644)	$1,897,434
expiration date 10/14/19	110	(0.09)	(121,098)	1,886,940
expiration date 12/13/19	110	(0.03)	(44,316)	1,902,780
expiration date 1/14/20	110	0.03	39,102	1,918,620
Sugar No. 11
expiration date 9/30/19	260	(0.09)	(114,262)	3,674,944
expiration date 2/28/20	260	(0.02)	(31,618)	3,945,760
Wheat
expiration date 9/13/19	143	0.10	135,588	3,769,838
expiration date 12/13/19	143	0.18	234,737	3,850,275
WTI Crude Oil
expiration date 8/20/19	26	0.05	71,180	1,521,520
expiration date 9/20/19	26	(0.07)	(90,390)	1,518,400
expiration date 10/22/19	26	(0.06)	(70,670)	1,513,720
expiration date 11/20/19	26	0.10	128,400	1,507,480
expiration date 12/19/19	26	0.10	125,210	1,500,460

Total Futures Contracts Long Exposure (Exchange-Traded)		(0.32)%	$(410,382)	$129,219,262

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $8,973,000 as of June 30, 2019.

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Income and Expenses

For the Three Months and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income:
Interest income	$744,029	$713,571	$1,620,210	$1,251,497
Expenses:
Management fee to related party (Note 8)	286,421	384,216	620,182	743,693

Total expenses	286,421	384,216	620,182	743,693

Expense waivers (Note 8)	(33,697)	(45,201)	(72,963)	(87,493)

Net expenses	252,724	339,015	547,219	656,200

Net investment income	491,305	374,556	1,072,991	595,297

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	44	(18)	(718)	(18)
Futures Contracts*	(2,029,620)	647,973	(4,618,485)	2,409,544

Net Realized Gain (Loss)	(2,029,576)	647,955	(4,619,203)	2,409,526

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	14,270	15,733	12,929	9,494
Futures Contracts	(41,919)	(4,692,279)	7,150,450	(6,880,222)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	(27,649)	(4,676,546)	7,163,379	(6,870,728)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(2,057,225)	(4,028,591)	2,544,176	(4,461,202)

Net Gain (Loss)	$(1,565,920)	$(3,654,035)	$3,617,167	$(3,865,905)

* Includes brokerage commissions of:	$43,311	$54,559	$82,255	$91,306

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2019

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at March 31, 2019	50	$1,500	$(598)	$902	7,950,000	$282,316,201	$(138,909,298)	$143,406,903	$143,407,805
Creation of Units	—	—	—	—	—	—	—	—	—
Redemption of Units	—	—	—	—	(700,000)	(12,446,702)	—	(12,446,702)	(12,446,702)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	491,302	491,302	491,305
Net Realized Loss from Investments and Futures Contracts	—	—	(15)	(15)	—	—	(2,029,561)	(2,029,561)	(2,029,576)
Net Increase (Decrease) in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	2	2	—	—	(27,651)	(27,651)	(27,649)

Net Loss	—	—	(10)	(10)	—	—	(1,565,910)	(1,565,910)	(1,565,920)

Balance at June 30, 2019	50	$1,500	$(608)	$892	7,250,000	$269,869,499	$(140,475,208)	$129,394,291	$129,395,183

For the Six Months Ended June 30, 2019
	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001
Creation of Units	—	—	—	—	600,000	10,509,822	—	10,509,822	10,509,822
Redemption of Units	—	—	—	—	(2,200,000)	(39,586,807)	—	(39,586,807)	(39,586,807)
Net Gain (Loss):
Net Investment Income	—	—	6	6	—	—	1,072,985	1,072,985	1,072,991
Net Realized Loss from Investments and Futures Contracts	—	—	(31)	(31)	—	—	(4,619,172)	(4,619,172)	(4,619,203)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	42	42	—	—	7,163,337	7,163,337	7,163,379

Net Gain	—	—	17	17	—	—	3,617,150	3,617,150	3,617,167

Balance at June 30, 2019	50	$1,500	$(608)	$892	7,250,000	$269,869,499	$(140,475,208)	$129,394,291	$129,395,183

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2018

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at March 31, 2018	50	$1,500	$(537)	$963	9,400,000	$309,298,666	$(128,361,338)	$180,937,328	$180,938,291
Creation of Units	—	—	—	—	200,000	3,897,304	—	3,897,304	3,897,304
Redemption of Units	—	—	—	—	(450,000)	(8,648,395)	—	(8,648,395)	(8,648,395)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	374,553	374,553	374,556
Net Realized Gain from Investments and Futures Contracts	—	—	4	4	—	—	647,951	647,951	647,955
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(27)	(27)	—	—	(4,676,519)	(4,676,519)	(4,676,546)

Net Loss	—	—	(20)	(20)	—	—	(3,654,015)	(3,654,015)	(3,654,035)

Balance at June 30, 2018	50	$1,500	$(557)	$943	9,150,000	$304,547,575	$(132,015,353)	$172,532,222	$172,533,165

For the Six Months Ended June 30, 2018
	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	1,650,000	32,029,138	—	32,029,138	32,029,138
Redemption of Units	—	—	—	—	(550,000)	(10,586,377)	—	(10,586,377)	(10,586,377)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	595,294	595,294	595,297
Net Realized Gain from Investments and Futures Contracts	—	—	14	14	—	—	2,409,512	2,409,512	2,409,526
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(36)	(36)	—	—	(6,870,692)	(6,870,692)	(6,870,728)

Net Loss	—	—	(19)	(19)	—	—	(3,865,886)	(3,865,886)	(3,865,905)

Balance at June 30, 2018	50	$1,500	$(557)	$943	9,150,000	$304,547,575	$(132,015,353)	$172,532,222	$172,533,165

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net Gain (Loss)	$3,617,167	$(3,865,905)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(291,508,240)	(354,637,947)
Proceeds from sales/maturities of investment securities	311,942,737	333,999,796
Net accretion of discount	(1,590,731)	(1,228,013)
Net realized loss on investment securities	718	18
Net change in unrealized appreciation/depreciation from investments	(12,929)	(9,494)
Net change in unrealized appreciation/depreciation from futures contracts	(7,150,450)	6,880,222
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(15,347)	13,185

Net cash provided by (used for) operating activities	15,282,925	(18,848,138)

Cash flows from financing activities
Proceeds from creation of Limited Units	19,258,643	32,029,138
Redemption of Limited Units	(39,586,807)	(10,586,377)

Net cash provided by (used for) financing activities	(20,328,164)	21,442,761

Net increase (decrease) in cash	(5,045,239)	2,594,623
Cash* at beginning of period	10,193,423	11,232,992

Cash* at end of period	$5,148,184	$13,827,615

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

Unaudited Interim Financial Information

The financial statements as of June 30, 2019 and for the three-months and six-months ended June 30, 2019 and June 30, 2018 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

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

(g) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended June 30, 2019 and when the financial statements were issued.

During that period, no Shares were created and 250,000 Shares were redeemed for $4,312,528, resulting in 7,000,050 Total Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Master Fund’s assets and liabilities at fair value as of June 30, 2019, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$124,737,197	$—	$124,737,197

Liabilities
Unrealized depreciation on futures contracts	(410,382)	—	—	(410,382)

Total	$(410,382)	$124,737,197	$—	$124,326,815

The Master Fund did not hold any Level 3 securities during the six months ended June 30, 2019.

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

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2019, the Master Fund was invested in Commodity Futures. For the six months ended June 30, 2019 and the year ended December 31, 2018, the volume of derivative activity (based on average month-end notional amounts) were $144,962,487 and $167,547,151, respectively.

The fair value of derivative instruments at June 30, 2019 and December 31, 2018, were as follows:

As of:	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
June 30, 2019	Commodity Futures	$—	$410,382
December 31, 2018	Commodity Futures	$—	$7,560,832

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months and six months ended June 30, 2019 and 2018:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Increase (Decrease) in Unrealized Appreciation/Depreciation on Derivative Instruments (ii)
Three months ended June 30, 2019	Commodity Futures	$(2,029,620)	$(41,919)
Three months ended June 30, 2018	Commodity Futures	647,973	(4,692,279)
Six months ended June 30, 2019	Commodity Futures	(4,618,485)	7,150,450
Six months ended June 30, 2018	Commodity Futures	2,409,544	(6,880,222)

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. The Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the three months and six months ended June 30, 2019 and 2018, the Management Fee paid by the Master Fund was as follows:

Period	Management Fee	Voluntary Fee Waiver	Net Management Fee
Three months ended June 30, 2019	$286,421	$(33,697)	$252,724

Three months ended June 30, 2018	$384,216	$(45,201)	$339,015

Six months ended June 30, 2019	$620,182	$(72,963)	$547,219

Six months ended June 30, 2018	$743,693	$(87,493)	$656,200

(b) Brokerage Commissions

Brokerage commissions are charged against the Fund’s assets on a per transaction basis. Brokerage commissions incurred for the three months ended June 30, 2019 were $43,311 and for the three months ended June 30, 2018 were $54,559 and for the six months ended June 30, 2019 were $82,255 and for the six months ended June 30, 2018 were $91,306.

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

(10) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of June 30, 2019, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(11) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net Asset Value
Net asset value per Limited Share, beginning of period	$18.04	$19.25	$17.50	$19.25
Investment operations:
Net realized and unrealized gain (loss)(1)	(0.25)	(0.43)	0.22	(0.46)
Net investment income(2)	0.06	0.04	0.13	0.07

Net increase (decrease) in net assets from operations	(0.19)	(0.39)	0.35	(0.39)

Net asset value per Limited Share, end of period	$17.85	$18.86	$17.85	$18.86

Total Return, at net asset value(3)	(1.05)%	(2.03)%	2.00%	(2.03)%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$129,395	$172,533	$129,395	$172,533

Ratios to average net assets of:
Net investment income(4)	1.46%	0.83%	1.47%	0.68%

Expenses, prior to expense waivers(4)	0.85%	0.85%	0.85%	0.85%

Expenses, net of expense waivers(4)	0.75%	0.75%	0.75%	0.75%

(1)

Includes brokerage commissions of less than $0.01 per share for the three months ended June 30, 2019 and 2018, respectively, and includes brokerage commissions of $0.01 per share for the six months ended June 30, 2019 and 2018, respectively. See Note 8(b) on page 25.

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

Results of Operations

FOR THE FIVE-YEAR PERIOD ENDED JUNE 30, 2019

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,898,134	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%
10/31/2017	$19.08	8,400,050	$160,283,921	1.71%	-0.37%	-1.40%	-36.40%
11/30/2017	$19.11	8,200,050	$156,718,600	0.16%	1.43%	-1.24%	-36.30%
12/31/2017	$19.25	8,050,050	$154,956,309	0.73%	2.61%	-0.52%	-35.83%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
1/31/2018	$19.50	8,800,050	$171,590,704	1.30%	2.20%	1.30%	-35.00%
2/28/2018	$19.45	9,150,050	$177,987,164	-0.26%	1.78%	1.04%	-35.17%
3/31/2018	$19.25	9,400,050	$180,938,291	-1.03%	0.00%	0.00%	-35.83%
4/30/2018	$19.48	9,300,050	$181,169,802	1.19%	-0.10%	1.19%	-35.07%
5/31/2018	$19.73	9,400,050	$185,447,260	1.28%	1.44%	2.49%	-34.23%
6/30/2018	$18.86	9,150,050	$172,533,165	-4.41%	-2.03%	-2.03%	-37.13%
7/31/2018	$18.36	9,400,050	$172,579,285	-2.65%	-5.75%	-4.62%	-38.80%
8/31/2018	$18.02	9,000,050	$162,207,008	-1.85%	-8.67%	-6.39%	-39.93%
9/30/2018	$18.08	8,800,050	$159,102,078	0.33%	-4.14%	-6.08%	-39.73%
10/31/2018	$18.28	8,650,050	$158,160,214	1.11%	-0.44%	-5.04%	-39.07%
11/30/2018	$17.96	8,350,050	$149,939,026	-1.75%	-0.33%	-6.70%	-40.13%
12/31/2018	$17.50	8,850,050	$154,855,001	-2.56%	-3.21%	-9.09%	-41.67%
1/31/2019	$18.09	9,000,050	$162,845,090	3.37%	-1.04%	3.37%	-39.70%
2/28/2019	$18.07	8,700,050	$157,241,808	-0.11%	0.61%	3.26%	-39.77%
3/31/2019	$18.04	7,950,050	$143,407,805	-0.17%	3.09%	3.09%	-39.87%
4/30/2019	$17.90	7,700,050	$137,843,116	-0.78%	-1.05%	2.29%	-40.33%
5/31/2019	$17.53	7,450,050	$130,608,270	-2.07%	-2.99%	0.17%	-41.57%
6/30/2019	$17.85	7,250,050	$129,395,183	1.83%	-1.05%	2.00%	-40.50%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Index over time. For the six months ended June 30, 2019, the Fund’s Net Asset Value underperformed the Index by 0.50%. For the six months ended June 30, 2018, the Fund’s Net Asset Value underperformed the Index by 0.56%.

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

Quantitative Disclosures

Market Risk by Sector

The following were the primary trading risk exposures of the Fund as of June 30, 2019 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Grains	23.56%	Corn, Soybean, Wheat, Soybean Oil
Livestock	11.78%	Lean Hogs, Live Cattle
Metals	23.52%	Gold 100 Ounce, Silver, Platinum, Copper
Energy	17.56%	WTI Crude Oil, Natural Gas, NY Harbor ULSD
Softs	23.58%	Cocoa, Coffee “C”, Cotton No. 2, Sugar No. 11

Commodity Price Sensitivity and Interest Rate Sensitivity

The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provides information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of June 30, 2019, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	August 2019 - December 2019	308	$2.46	10,000	$7,569,260	$(773,790)
NY Harbor ULSD	August 2019 - December 2019	92	1.96	42,000	7,561,680	56,972
WTI Crude Oil	August 2019 - December 2019	130	58.17	1,000	7,561,580	163,730
Grains
Corn	September 2019 - December 2019	355	4.28	5,000	7,599,050	333,201
Soybean	November 2019 - January 2020	164	9.29	5,000	7,615,750	109,750
Soybean Oil	September 2019 - January 2020	441	0.29	60,000	7,605,774	(241,956)
Wheat	September 2019 - December 2019	286	5.33	5,000	7,620,113	370,325
Livestock
Lean Hogs	August 2019 - February 2020	259	0.74	40,000	7,620,100	(572,930)
Live Cattle	October 2019 - February 2020	173	1.10	40,000	7,605,710	(444,900)
Metals
Copper	September 2019 - December 2019	112	2.72	25,000	7,607,600	(230,575)
Gold 100 Ounce	December 2019 - February 2020	53	1,427.65	100	7,566,530	472,490
Platinum	October 2019 - January 2020	180	843.65	50	7,592,850	200,935
Silver	September 2019 - December 2019	99	15.39	5,000	7,620,295	27,285

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Softs
Cocoa	September 2019 - December 2019	312	$2,441.50	10	$7,617,480	$101,980
Coffee “C”	September 2019 - December 2019	183	1.11	37,500	7,633,856	653,831
Cotton No. 2	December 2019 - March 2020	229	0.66	50,000	7,600,930	(490,850)
Sugar No. 11	September 2019 - February 2020	520	0.13	112,000	7,620,704	(145,880)

					$129,219,262	$(410,382)

As of June 30, 2019, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk were as follows:

Description	Range of Yields to Maturity	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	2.19% - 2.41%	July 2019 – September 2019	$125,000,000	$124,737,197	$17,725

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

The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months and six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended June 30, 2019, 700,000 Limited Shares were redeemed for $12,446,702 and no Limited Shares were created. The Fund’s Shares were registered pursuant to the Fund’s Registration Statement on Form S-3 (Registration No.: 333-214153), which was declared effective by the SEC on October 28, 2016. The Fund filed prospectuses under Rule 424(b) of the Exchange Act on October 29, 2018 and March 28, 2019 to update certain information contained in the Registration Statement. On June 30, 2019, 7,250,000 Limited Shares of the Fund were outstanding for a market capitalization of $129,267,500, based on the June 28, 2019 closing price of $17.83 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended June 30, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	250,000	$18.16	N/A	N/A
May 1, 2019 to May 31, 2019	250,000	$17.54	N/A	N/A
June 1, 2019 to June 30, 2019	200,000	$17.61	N/A	N/A

Total	700,000	$17.78	N/A	N/A

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

Date: August 8, 2019

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 8, 2019

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Jeremy Schwartz
Jeremy Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 8, 2019