Form 10-Q
period 2019-09-30
WisdomTree Continuous Commodity Index Master Fund; WisdomTree Continuous Commodity Index Fund
filed 2019-11-08
CIK 1379527, 1379606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2019: 6,850,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

September 30, 2019 (unaudited) and December 31, 2018

	September 30, 2019 (unaudited)	December 31, 2018
Assets:
Cash	$165,820	$1,542,378
Cash held by broker for futures contracts (Note 3)	4,224,843	8,651,045
Short-term investments (cost $109,280,758 and $143,563,956 as of September 30, 2019 and December 31, 2018, respectively)	109,298,816	143,568,752
Net unrealized appreciation on futures contracts	491,462	—
Receivable for capital shares sold	—	8,748,821

Total Assets	114,180,941	162,510,996

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	—	7,560,832
Net management fee payable to related party (Note 8)	70,680	95,163

Total Liabilities	70,680	7,655,995

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(622)	(625)

Total General Units	878	875

Limited Units:
Paid in capital—6,500,000 and 8,850,000 redeemable shares issued and outstanding (unlimited authorized) as of September 30, 2019 and December 31, 2018, respectively	256,974,925	298,946,484
Accumulated deficit	(142,865,542)	(144,092,358)

Total Limited Units	114,109,383	154,854,126

Total shareholders’ equity	114,110,261	154,855,001

Total liabilities and shareholders’ equity	$114,180,941	$162,510,996

Net asset value per share
General Units	$17.56	$17.50

Limited Units	$17.56	$17.50

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

September 30, 2019

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
2.20%, 10/3/19*		23.66%	$26,997,551	$27,000,000
2.09%, 10/24/19*		23.63	26,969,166	27,000,000
1.98%, 11/21/19*(a)		24.91	28,427,769	28,500,000
1.93%, 12/12/19*		23.58	26,904,330	27,000,000

Total U.S. Treasury Obligations (Cost: $109,280,758)		95.78%	$109,298,816	$109,500,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 12/13/19	92	(0.02)%	$(26,550)	$2,246,640
expiration date 3/16/20	91	0.13	150,350	2,234,960
expiration date 5/13/20	91	0.12	140,000	2,230,410
Coffee “C”
expiration date 12/18/19	57	(0.06)	(73,481)	2,162,081
expiration date 3/19/20	57	0.02	23,325	2,237,963
expiration date 5/18/20	58	0.02	18,075	2,327,250
Copper
expiration date 12/27/19	35	(0.07)	(79,500)	2,256,187
expiration date 3/27/20	34	(0.01)	(12,550)	2,201,075
expiration date 5/27/20	34	(0.01)	(12,763)	2,207,450
Corn
expiration date 12/13/19	113	(0.20)	(224,638)	2,192,200
expiration date 3/13/20	113	(0.10)	(109,750)	2,257,175
expiration date 5/14/20	112	(0.09)	(100,512)	2,269,400
Cotton No. 2
expiration date 12/6/19	72	(0.21)	(244,885)	2,189,880
expiration date 3/9/20	73	(0.11)	(130,445)	2,246,575
expiration date 5/6/20	73	0.04	41,955	2,279,425
Gold 100 Ounce
expiration date 12/27/19	15	0.15	175,760	2,209,350
expiration date 2/26/20	15	0.10	116,080	2,219,400
expiration date 4/28/20	15	(0.04)	(45,980)	2,227,650
Lean Hogs
expiration date 12/13/19	72	0.16	177,770	2,090,880
expiration date 2/14/20	72	0.16	177,070	2,246,400
expiration date 4/15/20	71	0.18	206,570	2,360,750
Live Cattle
expiration date 12/31/19	48	(0.09)	(106,420)	2,117,760
expiration date 2/28/20	48	0.05	52,450	2,239,200
expiration date 4/30/20	49	0.04	47,910	2,333,870
Natural Gas
expiration date 11/26/19	53	(0.05)	(51,350)	1,327,120
expiration date 12/27/19	53	(0.05)	(51,600)	1,389,660
expiration date 1/29/20	54	0.03	30,740	1,397,520
expiration date 2/26/20	54	0.02	24,650	1,352,160
expiration date 3/27/20	54	0.00	4,000	1,233,360
NY Harbor ULSD
expiration date 11/29/19	17	0.01	16,031	1,348,318
expiration date 12/31/19	17	0.02	18,220	1,340,464
expiration date 1/31/20	17	0.03	29,866	1,330,253
expiration date 2/28/20	17	0.02	28,392	1,316,902
expiration date 3/31/20	18	0.02	24,053	1,378,490
Platinum
expiration date 1/29/20	75	0.15	167,445	3,334,500
expiration date 4/28/20	75	0.04	46,640	3,356,625

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

September 30, 2019

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 12/27/19	26	0.14%	$164,200	$2,209,740
expiration date 3/27/20	26	(0.01)	(9,155)	2,226,900
expiration date 5/27/20	26	(0.02)	(18,320)	2,236,780
Soybean
expiration date 1/14/20	48	(0.01)	(13,263)	2,206,800
expiration date 3/13/20	48	0.06	69,513	2,232,000
expiration date 5/14/20	48	0.06	64,888	2,253,600
Soybean Oil
expiration date 12/13/19	95	0.00	2,412	1,657,560
expiration date 1/14/20	95	0.03	37,434	1,670,670
expiration date 3/13/20	95	0.02	17,256	1,686,630
expiration date 5/14/20	95	0.01	13,728	1,703,160
Sugar No. 11
expiration date 2/28/20	236	(0.18)	(209,406)	3,343,648
expiration date 4/30/20	236	(0.01)	(12,163)	3,370,080
Wheat
expiration date 12/13/19	89	(0.10)	(108,875)	2,206,088
expiration date 3/13/20	89	0.01	14,525	2,236,125
expiration date 5/14/20	89	0.01	12,800	2,257,262
WTI Crude Oil
expiration date 11/20/19	25	(0.01)	(11,740)	1,349,500
expiration date 12/19/19	25	(0.01)	(16,110)	1,342,500
expiration date 1/21/20	25	0.02	17,320	1,333,000
expiration date 2/20/20	25	0.01	16,620	1,322,500
expiration date 3/20/20	26	0.01	12,870	1,364,740

Total Futures Contracts Long Exposure (Exchange-Traded)		0.43%	$491,462	$113,898,586

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $7,480,992 as of September 30, 2019.

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income:
Interest income	$627,458	$779,412	$2,247,668	$2,030,909
Expenses:
Management fee to related party (Note 8)	258,682	358,338	878,864	1,102,031

Total expenses	258,682	358,338	878,864	1,102,031

Expense waivers (Note 8)	(30,433)	(42,158)	(103,396)	(129,651)

Net expenses	228,249	316,180	775,468	972,380

Net investment income	399,209	463,232	1,472,200	1,058,529

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	1,984	(132)	1,266	(150)
Futures Contracts*	(3,693,718)	(9,747,152)	(8,312,203)	(7,337,608)

Net Realized Loss	(3,691,734)	(9,747,284)	(8,310,937)	(7,337,758)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	333	(19,599)	13,262	(10,105)
Futures Contracts	901,844	2,006,728	8,052,294	(4,873,494)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	902,177	1,987,129	8,065,556	(4,883,599)

Net Realized and Unrealized Loss on Investments and Futures Contracts	(2,789,557)	(7,760,155)	(245,381)	(12,221,357)

Net Gain (Loss)	$(2,390,348)	$(7,296,923)	$1,226,819	$(11,162,828)

* Includes brokerage commissions of:	$34,938	$48,776	$117,193	$140,082

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2019

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at June 30, 2019	50	$1,500	$(608)	$892	7,250,000	$269,869,499	$(140,475,208)	$129,394,291	$129,395,183
Creation of Units	—	—	—	—	—	—	—	—	—
Redemption of Units	—	—	—	—	(750,000)	(12,894,574)	—	(12,894,574)	(12,894,574)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	399,206	399,206	399,209
Net Realized Loss from Investments and Futures Contracts	—	—	(26)	(26)	—	—	(3,691,708)	(3,691,708)	(3,691,734)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	9	9	—	—	902,168	902,168	902,177

Net Loss	—	—	(14)	(14)	—	—	(2,390,334)	(2,390,334)	(2,390,348)

Balance at September 30, 2019	50	$1,500	$(622)	$878	6,500,000	$256,974,925	$(142,865,542)	$114,109,383	$114,110,261

For the Nine Months Ended September 30, 2019

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001
Creation of Units	—	—	—	—	600,000	10,509,822	—	10,509,822	10,509,822
Redemption of Units	—	—	—	—	(2,950,000)	(52,481,381)	—	(52,481,381)	(52,481,381)
Net Gain (Loss):
Net Investment Income	—	—	9	9	—	—	1,472,191	1,472,191	1,472,200
Net Realized Loss from Investments and Futures Contracts	—	—	(57)	(57)	—	—	(8,310,880)	(8,310,880)	(8,310,937)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	51	51	—	—	8,065,505	8,065,505	8,065,556

Net Gain	—	—	3	3	—	—	1,226,816	1,226,816	1,226,819

Balance at September 30, 2019	50	$1,500	$(622)	$878	6,500,000	$256,974,925	$(142,865,542)	$114,109,383	$114,110,261

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2018

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at June 30, 2018	50	$1,500	$(557)	$943	9,150,000	$304,547,575	$(132,015,353)	$172,532,222	$172,533,165
Creation of Units	—	—	—	—	600,000	10,991,732	—	10,991,732	10,991,732
Redemption of Units	—	—	—	—	(950,000)	(17,125,896)	—	(17,125,896)	(17,125,896)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	463,229	463,229	463,232
Net Realized Loss from Investments and Futures Contracts	—	—	(58)	(58)	—	—	(9,747,226)	(9,747,226)	(9,747,284)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	16	16	—	—	1,987,113	1,987,113	1,987,129

Net Loss	—	—	(39)	(39)	—	—	(7,296,884)	(7,296,884)	(7,296,923)

Balance at September 30, 2018	50	$1,500	$(596)	$904	8,800,000	$298,413,411	$(139,312,237)	$159,101,174	$159,102,078

For the Nine Months Ended September 30, 2018

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	2,250,000	43,020,870	—	43,020,870	43,020,870
Redemption of Units	—	—	—	—	(1,500,000)	(27,712,273)	—	(27,712,273)	(27,712,273)
Net Gain (Loss):
Net Investment Income	—	—	6	6	—	—	1,058,523	1,058,523	1,058,529
Net Realized Loss from Investments and Futures Contracts	—	—	(44)	(44)	—	—	(7,337,714)	(7,337,714)	(7,337,758)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(20)	(20)	—	—	(4,883,579)	(4,883,579)	(4,883,599)

Net Loss	—	—	(58)	(58)	—	—	(11,162,770)	(11,162,770)	(11,162,828)

Balance at September 30, 2018	50	$1,500	$(596)	$904	8,800,000	$298,413,411	$(139,312,237)	$159,101,174	$159,102,078

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net Gain (Loss)	$1,226,819	$(11,162,828)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(410,423,066)	(513,906,360)
Proceeds from sales/maturities of investment securities	446,912,018	503,984,170
Net accretion of discount	(2,204,488)	(1,994,382)
Net realized gain/loss on investment securities	(1,266)	150
Net change in unrealized appreciation/depreciation from investments	(13,262)	10,105
Net change in unrealized appreciation/depreciation from futures contracts	(8,052,294)	4,873,494
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(24,483)	2,477

Net cash provided by (used for) operating activities	27,419,978	(18,193,174)

Cash flows from financing activities
Proceeds from creation of Limited Units	19,258,643	43,020,870
Redemption of Limited Units	(52,481,381)	(27,712,273)

Net cash provided by (used for) financing activities	(33,222,738)	15,308,597

Net decrease in cash	(5,802,760)	(2,884,577)
Cash* at beginning of period	10,193,423	11,232,992

Cash* at end of period	$4,390,663	$8,348,415

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

September 30, 2019 (unaudited) and December 31, 2018

	September 30, 2019 (unaudited)	December 31, 2018
Assets:
Cash	$165,820	$1,542,378
Cash held by broker for futures contracts (Note 3)	4,224,843	8,651,045
Short-term investments (cost $109,280,758 and $143,563,956 as of September 30, 2019 and December 31, 2018, respectively)	109,298,816	143,568,752
Net unrealized appreciation on futures contracts	491,462	—
Receivable for capital shares sold	—	8,748,821

Total Assets	114,180,941	162,510,996

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	—	7,560,832
Net management fee payable to related party (Note 8)	70,680	95,163

Total Liabilities	70,680	7,655,995

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(622)	(625)

Total General Units	878	875

Limited Units:
Paid in capital—6,500,000 and 8,850,000 redeemable shares issued and outstanding (unlimited authorized) as of September 30, 2019 and December 31, 2018, respectively	256,974,925	298,946,484
Accumulated deficit	(142,865,542)	(144,092,358)

Total Limited Units	114,109,383	154,854,126

Total shareholders’ equity	114,110,261	154,855,001

Total liabilities and shareholders’ equity	$114,180,941	$162,510,996

Net asset value per share
General Units	$17.56	$17.50

Limited Units	$17.56	$17.50

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

September 30, 2019

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
2.20%, 10/3/19*		23.66%	$26,997,551	$27,000,000
2.09%, 10/24/19*		23.63	26,969,166	27,000,000
1.98%, 11/21/19*(a)		24.91	28,427,769	28,500,000
1.93%, 12/12/19*		23.58	26,904,330	27,000,000

Total U.S. Treasury Obligations (Cost: $109,280,758)		95.78%	$109,298,816	$109,500,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 12/13/19	92	(0.02)%	$(26,550)	$2,246,640
expiration date 3/16/20	91	0.13	150,350	2,234,960
expiration date 5/13/20	91	0.12	140,000	2,230,410
Coffee “C”
expiration date 12/18/19	57	(0.06)	(73,481)	2,162,081
expiration date 3/19/20	57	0.02	23,325	2,237,963
expiration date 5/18/20	58	0.02	18,075	2,327,250
Copper
expiration date 12/27/19	35	(0.07)	(79,500)	2,256,187
expiration date 3/27/20	34	(0.01)	(12,550)	2,201,075
expiration date 5/27/20	34	(0.01)	(12,763)	2,207,450
Corn
expiration date 12/13/19	113	(0.20)	(224,638)	2,192,200
expiration date 3/13/20	113	(0.10)	(109,750)	2,257,175
expiration date 5/14/20	112	(0.09)	(100,512)	2,269,400
Cotton No. 2
expiration date 12/6/19	72	(0.21)	(244,885)	2,189,880
expiration date 3/9/20	73	(0.11)	(130,445)	2,246,575
expiration date 5/6/20	73	0.04	41,955	2,279,425
Gold 100 Ounce
expiration date 12/27/19	15	0.15	175,760	2,209,350
expiration date 2/26/20	15	0.10	116,080	2,219,400
expiration date 4/28/20	15	(0.04)	(45,980)	2,227,650
Lean Hogs
expiration date 12/13/19	72	0.16	177,770	2,090,880
expiration date 2/14/20	72	0.16	177,070	2,246,400
expiration date 4/15/20	71	0.18	206,570	2,360,750
Live Cattle
expiration date 12/31/19	48	(0.09)	(106,420)	2,117,760
expiration date 2/28/20	48	0.05	52,450	2,239,200
expiration date 4/30/20	49	0.04	47,910	2,333,870
Natural Gas
expiration date 11/26/19	53	(0.05)	(51,350)	1,327,120
expiration date 12/27/19	53	(0.05)	(51,600)	1,389,660
expiration date 1/29/20	54	0.03	30,740	1,397,520
expiration date 2/26/20	54	0.02	24,650	1,352,160
expiration date 3/27/20	54	0.00	4,000	1,233,360
NY Harbor ULSD
expiration date 11/29/19	17	0.01	16,031	1,348,318
expiration date 12/31/19	17	0.02	18,220	1,340,464
expiration date 1/31/20	17	0.03	29,866	1,330,253
expiration date 2/28/20	17	0.02	28,392	1,316,902
expiration date 3/31/20	18	0.02	24,053	1,378,490
Platinum
expiration date 1/29/20	75	0.15	167,445	3,334,500
expiration date 4/28/20	75	0.04	46,640	3,356,625

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

September 30, 2019

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 12/27/19	26	0.14%	$164,200	$2,209,740
expiration date 3/27/20	26	(0.01)	(9,155)	2,226,900
expiration date 5/27/20	26	(0.02)	(18,320)	2,236,780
Soybean
expiration date 1/14/20	48	(0.01)	(13,263)	2,206,800
expiration date 3/13/20	48	0.06	69,513	2,232,000
expiration date 5/14/20	48	0.06	64,888	2,253,600
Soybean Oil
expiration date 12/13/19	95	0.00	2,412	1,657,560
expiration date 1/14/20	95	0.03	37,434	1,670,670
expiration date 3/13/20	95	0.02	17,256	1,686,630
expiration date 5/14/20	95	0.01	13,728	1,703,160
Sugar No. 11
expiration date 2/28/20	236	(0.18)	(209,406)	3,343,648
expiration date 4/30/20	236	(0.01)	(12,163)	3,370,080
Wheat
expiration date 12/13/19	89	(0.10)	(108,875)	2,206,088
expiration date 3/13/20	89	0.01	14,525	2,236,125
expiration date 5/14/20	89	0.01	12,800	2,257,262
WTI Crude Oil
expiration date 11/20/19	25	(0.01)	(11,740)	1,349,500
expiration date 12/19/19	25	(0.01)	(16,110)	1,342,500
expiration date 1/21/20	25	0.02	17,320	1,333,000
expiration date 2/20/20	25	0.01	16,620	1,322,500
expiration date 3/20/20	26	0.01	12,870	1,364,740

Total Futures Contracts Long Exposure (Exchange-Traded)		0.43%	$491,462	$113,898,586

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $7,480,992 as of September 30, 2019.

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income:
Interest income	$627,458	$779,412	$2,247,668	$2,030,909
Expenses:
Management fee to related party (Note 8)	258,682	358,338	878,864	1,102,031

Total expenses	258,682	358,338	878,864	1,102,031

Expense waivers (Note 8)	(30,433)	(42,158)	(103,396)	(129,651)

Net expenses	228,249	316,180	775,468	972,380

Net investment income	399,209	463,232	1,472,200	1,058,529

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	1,984	(132)	1,266	(150)
Futures Contracts*	(3,693,718)	(9,747,152)	(8,312,203)	(7,337,608)

Net Realized Loss	(3,691,734)	(9,747,284)	(8,310,937)	(7,337,758)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	333	(19,599)	13,262	(10,105)
Futures Contracts	901,844	2,006,728	8,052,294	(4,873,494)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	902,177	1,987,129	8,065,556	(4,883,599)

Net Realized and Unrealized Loss on Investments and Futures Contracts	(2,789,557)	(7,760,155)	(245,381)	(12,221,357)

Net Gain (Loss)	$(2,390,348)	$(7,296,923)	$1,226,819	$(11,162,828)

* Includes brokerage commissions of:	$34,938	$48,776	$117,193	$140,082

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2019

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at June 30, 2019	50	$1,500	$(608)	$892	7,250,000	$269,869,499	$(140,475,208)	$129,394,291	$129,395,183
Creation of Units	—	—	—	—	—	—	—	—	—
Redemption of Units	—	—	—	—	(750,000)	(12,894,574)	—	(12,894,574)	(12,894,574)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	399,206	399,206	399,209
Net Realized Loss from Investments and Futures Contracts	—	—	(26)	(26)	—	—	(3,691,708)	(3,691,708)	(3,691,734)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	9	9	—	—	902,168	902,168	902,177

Net Loss	—	—	(14)	(14)	—	—	(2,390,334)	(2,390,334)	(2,390,348)

Balance at September 30, 2019	50	$1,500	$(622)	$878	6,500,000	$256,974,925	$(142,865,542)	$114,109,383	$114,110,261

For the Nine Months Ended September 30, 2019
	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001
Creation of Units	—	—	—	—	600,000	10,509,822	—	10,509,822	10,509,822
Redemption of Units	—	—	—	—	(2,950,000)	(52,481,381)	—	(52,481,381)	(52,481,381)
Net Gain (Loss):
Net Investment Income	—	—	9	9	—	—	1,472,191	1,472,191	1,472,200
Net Realized Loss from Investments and Futures Contracts	—	—	(57)	(57)	—	—	(8,310,880)	(8,310,880)	(8,310,937)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	51	51	—	—	8,065,505	8,065,505	8,065,556

Net Gain	—	—	3	3	—	—	1,226,816	1,226,816	1,226,819

Balance at September 30, 2019	50	$1,500	$(622)	$878	6,500,000	$256,974,925	$(142,865,542)	$114,109,383	$114,110,261

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2018

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at June 30, 2018	50	$1,500	$(557)	$943	9,150,000	$304,547,575	$(132,015,353)	$172,532,222	$172,533,165
Creation of Units	—	—	—	—	600,000	10,991,732	—	10,991,732	10,991,732
Redemption of Units	—	—	—	—	(950,000)	(17,125,896)	—	(17,125,896)	(17,125,896)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	463,229	463,229	463,232
Net Realized Loss from Investments and Futures Contracts	—	—	(58)	(58)	—	—	(9,747,226)	(9,747,226)	(9,747,284)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	16	16	—	—	1,987,113	1,987,113	1,987,129

Net Loss	—	—	(39)	(39)	—	—	(7,296,884)	(7,296,884)	(7,296,923)

Balance at September 30, 2018	50	$1,500	$(596)	$904	8,800,000	$298,413,411	$(139,312,237)	$159,101,174	$159,102,078

For the Nine Months Ended September 30, 2018
	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	2,250,000	43,020,870	—	43,020,870	43,020,870
Redemption of Units	—	—	—	—	(1,500,000)	(27,712,273)	—	(27,712,273)	(27,712,273)
Net Gain (Loss):
Net Investment Income	—	—	6	6	—	—	1,058,523	1,058,523	1,058,529
Net Realized Loss from Investments and Futures Contracts	—	—	(44)	(44)	—	—	(7,337,714)	(7,337,714)	(7,337,758)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(20)	(20)	—	—	(4,883,579)	(4,883,579)	(4,883,599)

Net Loss	—	—	(58)	(58)	—	—	(11,162,770)	(11,162,770)	(11,162,828)

Balance at September 30, 2018	50	$1,500	$(596)	$904	8,800,000	$298,413,411	$(139,312,237)	$159,101,174	$159,102,078

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net Gain (Loss)	$1,226,819	$(11,162,828)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(410,423,066)	(513,906,360)
Proceeds from sales/maturities of investment securities	446,912,018	503,984,170
Net accretion of discount	(2,204,488)	(1,994,382)
Net realized gain/loss on investment securities	(1,266)	150
Net change in unrealized appreciation/depreciation from investments	(13,262)	10,105
Net change in unrealized appreciation/depreciation from futures contracts	(8,052,294)	4,873,494
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(24,483)	2,477

Net cash provided by (used for) operating activities	27,419,978	(18,193,174)

Cash flows from financing activities
Proceeds from creation of Limited Units	19,258,643	43,020,870
Redemption of Limited Units	(52,481,381)	(27,712,273)

Net cash provided by (used for) financing activities	(33,222,738)	15,308,597

Net decrease in cash	(5,802,760)	(2,884,577)
Cash* at beginning of period	10,193,423	11,232,992

Cash* at end of period	$4,390,663	$8,348,415

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

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

Unaudited Interim Financial Information

The financial statements as of September 30, 2019 and 2018 and for the three-months and nine-months ended September 30, 2019 and 2018 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

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

(g) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended September 30, 2019 and when the financial statements were issued on November 8, 2019.

During that period, 450,000 Shares were created for $8,021,089 and 100,000 Shares were redeemed for $1,754,846, resulting in 6,850,050 Total Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Master Fund’s assets and liabilities at fair value as of September 30, 2019, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$109,298,816	$—	$109,298,816
Unrealized appreciation on futures contracts	491,462	—	—	491,462

Total	$491,462	$109,298,816	$—	$109,790,278

The Master Fund did not hold any Level 3 securities during the nine months ended September 30, 2019.

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

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of September 30, 2019, the Master Fund was invested in Commodity Futures. For the nine months ended September 30, 2019 and the year ended December 31, 2018, the volume of derivative activity (based on average month-end notional amounts) were $137,047,685 and $167,547,151, respectively.

The fair value of derivative instruments at September 30, 2019 and December 31, 2018, were as follows:

As of:	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
September 30, 2019	Commodity Futures	$491,462	$—
December 31, 2018	Commodity Futures	$—	$7,560,832

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months and nine months ended September 30, 2019 and 2018:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Increase (Decrease) in Unrealized Appreciation/Depreciation on Derivative Instruments (ii)
Three months ended September 30, 2019	Commodity Futures	$(3,693,718)	$901,844
Three months ended September 30, 2018	Commodity Futures	(9,747,152)	2,006,728
Nine months ended September 30, 2019	Commodity Futures	(8,312,203)	8,052,294
Nine months ended September 30, 2018	Commodity Futures	(7,337,608)	(4,873,494)

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. The Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the three months and nine months ended September 30, 2019 and 2018, the Management Fee paid by the Master Fund was as follows:

Period	Management Fee	Voluntary Fee Waiver	Net Management Fee
Three months ended September 30, 2019	$258,682	$(30,433)	$228,249

Three months ended September 30, 2018	$358,338	$(42,158)	$316,180

Nine months ended September 30, 2019	$878,864	$(103,396)	$775,468

Nine months ended September 30, 2018	$1,102,031	$(129,651)	$972,380

(b) Brokerage Commissions

Brokerage commissions are charged against the Fund’s assets on a per transaction basis. Brokerage commissions incurred for the three months ended September 30, 2019 were $34,938 and for the three months ended September 30, 2018 were $48,776 and for the nine months ended September 30, 2019 were $117,193 and for the nine months ended September 30, 2018 were $140,082.

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

(10) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of September 30, 2019, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(11) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net Asset Value
Net asset value per Limited Share, beginning of period	$17.85	$18.86	$17.50	$19.25
Investment operations:
Net realized and unrealized loss(1)	(0.35)	(0.83)	(0.13)	(1.29)
Net investment income(2)	0.06	0.05	0.19	0.12

Net increase (decrease) in net assets from operations	(0.29)	(0.78)	0.06	(1.17)

Net asset value per Limited Share, end of period	$17.56	$18.08	$17.56	$18.08

Total Return, at net asset value(3)	(1.62)%	(4.14)%	0.34%	(6.08)%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$114,110	$159,102	$114,110	$159,102

Ratios to average net assets of:
Net investment income(4)	1.31%	1.10%	1.42%	0.82%

Expenses, prior to expense waivers(4)	0.85%	0.85%	0.85%	0.85%

Expenses, net of expense waivers(4)	0.75%	0.75%	0.75%	0.75%

(1)

Includes brokerage commissions of less than $0.01 per share for the three months ended September 30, 2019 and 2018, respectively, and includes brokerage commissions of $0.02 per share for the nine months ended September 30, 2019 and 2018, respectively. See Note 8(b) on page 25.

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

Results of Operations

FOR THE FIVE-YEAR PERIOD ENDED SEPTEMBER 30, 2019

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,898,134	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%
10/31/2017	$19.08	8,400,050	$160,283,921	1.71%	-0.37%	-1.40%	-36.40%
11/30/2017	$19.11	8,200,050	$156,718,600	0.16%	1.43%	-1.24%	-36.30%
12/31/2017	$19.25	8,050,050	$154,956,309	0.73%	2.61%	-0.52%	-35.83%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
1/31/2018	$19.50	8,800,050	$171,590,704	1.30%	2.20%	1.30%	-35.00%
2/28/2018	$19.45	9,150,050	$177,987,164	-0.26%	1.78%	1.04%	-35.17%
3/31/2018	$19.25	9,400,050	$180,938,291	-1.03%	0.00%	0.00%	-35.83%
4/30/2018	$19.48	9,300,050	$181,169,802	1.19%	-0.10%	1.19%	-35.07%
5/31/2018	$19.73	9,400,050	$185,447,260	1.28%	1.44%	2.49%	-34.23%
6/30/2018	$18.86	9,150,050	$172,533,165	-4.41%	-2.03%	-2.03%	-37.13%
7/31/2018	$18.36	9,400,050	$172,579,285	-2.65%	-5.75%	-4.62%	-38.80%
8/31/2018	$18.02	9,000,050	$162,207,008	-1.85%	-8.67%	-6.39%	-39.93%
9/30/2018	$18.08	8,800,050	$159,102,078	0.33%	-4.14%	-6.08%	-39.73%
10/31/2018	$18.28	8,650,050	$158,160,214	1.11%	-0.44%	-5.04%	-39.07%
11/30/2018	$17.96	8,350,050	$149,939,026	-1.75%	-0.33%	-6.70%	-40.13%
12/31/2018	$17.50	8,850,050	$154,855,001	-2.56%	-3.21%	-9.09%	-41.67%
1/31/2019	$18.09	9,000,050	$162,845,090	3.37%	-1.04%	3.37%	-39.70%
2/28/2019	$18.07	8,700,050	$157,241,808	-0.11%	0.61%	3.26%	-39.77%
3/31/2019	$18.04	7,950,050	$143,407,805	-0.17%	3.09%	3.09%	-39.87%
4/30/2019	$17.90	7,700,050	$137,843,116	-0.78%	-1.05%	2.29%	-40.33%
5/31/2019	$17.53	7,450,050	$130,608,270	-2.07%	-2.99%	0.17%	-41.57%
6/30/2019	$17.85	7,250,050	$129,395,183	1.83%	-1.05%	2.00%	-40.50%
7/31/2019	$17.62	7,250,050	$127,772,592	-1.29%	-1.56%	0.69%	-41.27%
8/31/2019	$17.10	6,700,050	$114,556,679	-2.95%	-2.45%	-2.29%	-43.00%
9/30/2019	$17.56	6,500,050	$114,110,261	2.69%	-1.62%	0.34%	-41.47%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The Fund and the Master Fund seek to track changes in the Index over time. For the nine months ended September 30, 2019, the Fund’s Net Asset Value underperformed the Index by 0.69%. For the nine months ended September 30, 2018, the Fund’s Net Asset Value underperformed the Index by 0.82%.

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

Quantitative Disclosures

Market Risk by Sector

The following were the primary trading risk exposures of the Fund as of September 30, 2019 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Energy	17.67%	Natural Gas, NY Harbor ULSD, WTI Crude Oil
Grains	23.55%	Corn, Soybean, Soybean Oil, Wheat
Livestock	11.76%	Lean Hogs, Live Cattle
Metals	23.43%	Copper, Gold 100 Ounce, Platinum, Silver
Softs	23.59%	Cocoa, Coffee “C”, Cotton No. 2, Sugar No. 11

Commodity Price Sensitivity and Interest Rate Sensitivity

The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provide information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of September 30, 2019, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	November 2019 - March 2020	268	$2.50	10,000	$6,699,820	$(43,560)
NY Harbor ULSD	November 2019 - March 2020	86	1.86	42,000	6,714,427	116,562
WTI Crude Oil	November 2019 - March 2020	126	53.27	1,000	6,712,240	18,960
Grains
Corn	December 2019 - May 2020	338	3.98	5,000	6,718,775	(434,900)
Soybean	January 2020 - May 2020	144	9.30	5,000	6,692,400	121,138
Soybean Oil	December 2019 - May 2020	380	0.29	60,000	6,718,020	70,830
Wheat	December 2019 - May 2020	267	5.02	5,000	6,699,475	(81,550)
Livestock
Lean Hogs	December 2019 - April 2020	215	0.78	40,000	6,698,030	561,410
Live Cattle	December 2019 - April 2020	145	1.15	40,000	6,690,830	(6,060)
Metals
Copper	December 2019 - May 2020	103	2.59	25,000	6,664,712	(104,813)
Gold 100 Ounce	December 2019 - April 2020	45	1,479.20	100	6,656,400	245,860
Platinum	January 2020 - April 2020	150	892.15	50	6,691,125	214,085
Silver	December 2019 - May 2020	78	17.11	5,000	6,673,420	136,725
Softs
Cocoa	December 2019 - May 2020	274	2,449.64	10	6,712,010	263,800
Coffee “C”	December 2019 - May 2020	172	1.04	37,500	6,727,294	(32,081)
Cotton No. 2	December 2019 - May 2020	218	0.62	50,000	6,715,880	(333,375)
Sugar No. 11	February 2020 - April 2020	472	0.13	112,000	6,713,728	(221,569)

					$113,898,586	$491,462

As of September 30, 2019, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk was as follows:

Description	Range of Yields to Maturity	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	1.93% - 2.20%	October 2019 - December 2019	$109,500,000	$109,298,816	$18,058

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

The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months and nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended September 30, 2019, 750,000 Limited Shares were redeemed for $12,894,574 and no Limited Shares were created. The Fund’s Shares were registered pursuant to the Fund’s Registration Statement on Form S-3 (Registration No.: 333-214153), which was declared effective by the SEC on October 28, 2016. The Fund filed prospectuses under Rule 424(b) of the Exchange Act on October 29, 2018 and March 28, 2019 to update certain information contained in the Registration Statement. On September 30, 2019, 6,500,000 Limited Shares of the Fund were outstanding for a market capitalization of $114,010,000, based on the September 28, 2019 closing price of $17.54 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended September 30, 2019:

Issuer Purchases of Equity Securities
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Redeemed	Paid per Share	Programs	Programs
July 1, 2019 to July 31, 2019	—	N/A	N/A	N/A
August 1, 2019 to August 31, 2019	550,000	$17.11	N/A	N/A
September 1, 2019 to September 30, 2019	200,000	$17.43	N/A	N/A

Total	750,000	$17.19	N/A	N/A

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

Date: November 8, 2019

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 8, 2019

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Jeremy Schwartz
Jeremy Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 8, 2019