Form 10-K
period 2019-12-31
WisdomTree Continuous Commodity Index Master Fund; WisdomTree Continuous Commodity Index Fund
filed 2020-02-21
CIK 1379527, 1379606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019.

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

The aggregate market value of the shares held by non-affiliates was approximately $129,267,500 as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $17.83 closing price per share for such stock on the NYSE Arca, Inc. on such date.

As of February 20, 2020 there were 6,250,000 limited units and 50 general units outstanding.

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

Constituent Contracts

Contract	Name	Exchange	Included contract months
CL	Crude Oil	NYMEX	All 12 calendar months
HO	Heating Oil	NYMEX	All 12 calendar months
NG	Natural Gas	NYMEX	All 12 calendar months
C	Corn	CBOT	Mar, May, Jul, Sep, Dec
S	Soybeans	CBOT	Jan, Mar, May, Jul, Aug, Nov
LC	Live Cattle	CME	Feb, Apr, Jun, Aug, Oct, Dec
GC	Gold	COMEX	Feb, Apr, Jun, Aug, Dec
HG	Copper	COMEX	Mar, May, Jul, Sep, Dec
SB	Sugar	ICE US	Mar, May, July, Oct
CT	Cotton	ICE US	Mar, May, July, Dec
CC	Cocoa	ICE US	Mar, May, July, Sep, Dec
KC	Coffee	ICE US	Mar, May, July, Sep, Dec
W	Wheat	CBOT	Mar, May, Jul, Sep, Dec
LH	Lean Hogs	CME	Feb, Apr, Jun, Jul, Aug, Oct, Dec
SI	Silver	COMEX	Mar, May, Jul, Sep, Dec
BO	Soybean Oil	CBOT	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec
PL	Platinum	COMEX	Jan, Apr, Jul, Oct

CCI Total Return Historical Prices (Monthly)

Tabular Performance

	1982	1983	1984	1985	1986	1987	1988	1989	1990	1991
January	101.34	103.24	110.00	103.27	102.07	107.23	124.46	141.62	155.48	151.18
February	97.88	98.56	111.46	99.17	98.26	106.00	121.18	144.01	158.05	153.90
March	95.25	102.16	116.15	103.90	97.97	107.87	127.08	145.51	159.10	154.35
April	96.80	104.58	114.17	101.06	100.60	115.54	128.08	146.19	162.61	153.43
May	93.93	108.48	116.20	98.95	97.33	116.74	134.02	142.61	162.60	152.96
June	92.81	107.15	112.18	96.93	96.02	116.95	138.37	146.79	158.82	149.72
July	93.17	111.80	103.00	97.80	96.09	119.23	132.59	142.60	160.55	154.80
August	95.18	113.31	107.59	98.97	102.70	117.97	132.63	144.06	163.58	152.99
September	93.88	110.20	105.27	100.66	103.82	118.36	128.43	144.97	168.59	156.77
October	96.53	106.39	106.20	103.64	104.31	119.00	134.88	144.75	161.51	160.40
November	98.58	109.27	104.62	104.85	103.81	124.75	139.34	147.55	159.48	158.33
December	98.44	111.16	101.03	106.03	104.80	124.41	144.35	150.98	158.64	152.25

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
January	152.62	144.22	159.78	167.63	193.04	212.80	224.10	171.56	182.49	200.87
February	150.99	145.81	160.80	170.77	196.45	217.12	217.32	163.26	181.60	199.37
March	151.55	151.90	162.09	173.78	201.72	221.21	218.08	170.85	186.68	189.30
April	149.17	153.95	161.89	176.61	209.92	224.26	215.22	169.20	184.96	192.80
May	152.77	153.73	170.00	176.38	210.32	227.67	207.33	165.19	195.03	188.39
June	153.52	152.79	169.55	174.40	208.80	220.61	203.41	167.21	195.06	183.78
July	151.05	158.83	172.93	176.39	205.26	224.71	195.17	165.29	192.53	182.33
August	147.35	156.42	169.51	180.43	212.64	226.65	183.20	171.44	198.89	178.58
September	147.89	154.52	169.57	181.67	209.55	227.92	188.69	177.22	200.19	170.11
October	145.91	153.92	170.16	183.18	204.28	227.01	188.01	175.05	196.31	165.99
November	148.41	152.67	166.41	184.92	211.48	224.59	180.37	176.49	203.55	170.96
December	147.44	156.48	172.50	187.77	210.35	219.56	174.47	178.07	203.47	168.51

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
January	164.83	212.14	229.67	250.91	317.12	330.62	411.13	275.21	309.71	413.98
February	167.85	210.43	241.16	269.04	307.28	342.83	459.94	262.70	316.72	427.41
March	178.98	200.92	249.10	276.15	314.70	341.39	419.58	272.62	309.01	427.31
April	174.76	201.16	239.12	267.03	328.57	335.77	432.82	271.52	317.08	440.35
May	177.87	204.61	243.59	264.15	328.29	339.71	436.36	302.54	301.20	421.70
June	179.55	202.54	234.32	268.09	329.35	339.29	475.72	284.18	305.95	405.75
July	182.26	203.40	235.75	270.29	333.17	349.84	434.38	291.59	323.85	416.20
August	188.45	210.55	243.06	276.76	330.54	339.34	407.25	288.18	321.16	424.72
September	192.98	210.87	249.04	289.08	313.12	367.75	355.30	296.28	344.30	366.31
October	194.72	214.61	248.86	285.12	323.59	373.06	288.96	308.74	363.59	386.60
November	195.84	215.63	253.96	289.17	342.87	369.02	279.58	322.67	361.99	372.96
December	199.55	222.14	249.80	303.40	331.29	388.41	277.32	323.90	400.73	358.71

	2012	2013	2014	2015	2016	2017	2018	2019
January	373.80	348.30	308.61	263.18	220.32	244.50	243.17	228.32
February	378.37	333.29	331.93	267.87	219.04	243.31	242.82	228.27
March	361.80	334.18	336.91	255.94	228.74	237.98	240.48	227.95
April	351.72	327.20	343.69	264.60	242.44	234.22	243.64	226.44
May	320.53	318.42	332.52	260.10	240.03	233.44	247.01	221.89
June	337.51	305.34	334.31	267.26	250.19	231.55	236.29	226.08
July	351.10	308.50	319.18	244.07	243.22	237.54	230.31	223.42
August	359.43	318.70	315.06	241.28	237.34	233.90	226.28	216.89
September	361.61	314.69	297.74	236.52	239.80	233.11	227.20	222.85
October	349.29	311.05	297.33	240.56	241.42	237.29	230.01	227.99
November	352.37	307.63	288.44	226.78	238.81	237.89	226.14	227.05
December	340.74	306.28	274.71	225.92	238.59	239.80	220.57	239.16

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

Although the percentages set forth below may vary substantially over time, as of the date of this Annual Report, the Master Fund estimates:

(i)

approximately 11% of the Net Asset Value (as defined below) of the Master Fund will be held as margin deposits in the form of U.S. Treasuries, cash and/or cash equivalents in segregated accounts with a Commodity Broker (or another eligible financial institution, as applicable), in accordance with the applicable CFTC rules; and

(ii)	approximately 89% of the Net Asset Value of the Master Fund will be maintained in segregated accounts in the name of the Master Fund in bank deposits or U.S. Treasuries.

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

Under the Declaration of Trust and Trust Agreement, dated as of October 27, 2006 and as amended January 4, 2016, of the Fund (the “Fund Trust Agreement”), and the Declaration of Trust and Trust Agreement, dated as of October 27, 2006 and as amended July 29, 2007 and January 4, 2016, of the Master Fund (the “Master Fund Trust Agreement” and collectively with the Fund Trust Agreement, the “Trust Agreements”), the Trustee has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Funds.

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

The Commodity Broker

A variety of executing brokers may execute transactions in Commodity Futures on behalf of the Master Fund. The Sub-Adviser, on behalf of the Master Fund and the Managing Owner, has designated Morgan Stanley & Co. LLC (together with its parent Morgan Stanley, Morgan Stanley Wealth Management, and its consolidated subsidiaries, collectively referred to herein as “MS&Co”) as the Master Fund’s Commodity Broker, to which the executing brokers give-up all such transactions. MS&Co is registered as a futures commission merchant with the CFTC and is a member of the NFA in such capacity. MS&Co’s principal place of business is located at 1585 Broadway, New York, New York 10036. In the future, the Managing Owner may designate other entities that are registered with the CFTC as a futures commission merchants and are members of the NFA in such capacity to replace or supplement the current Commodity Broker.

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

The State Street agreements with the Funds will continue in effect through March 31, 2021 unless terminated earlier as specified in the applicable agreement (e.g., material breach). The agreements generally provide for the exculpation and indemnification of State Street from and against any costs, expenses, damages, liabilities or claims (other than those resulting from State Street’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against State Street in performing its obligations or duties thereunder.

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

Fees and Expenses

Organization and Offering

The Managing Owner and its predecessor have paid and will pay the fees and expenses incurred in connection with the formation, qualification and registration of the Funds and the Shares under applicable U.S. federal and state law, and any other expenses actually incurred and, directly or indirectly, related to the organization of the Funds or the offering of the Shares prior to the time such Shares begin trading or in subsequent offerings, including but not limited to, expenses such as:

•	registration fees, exchange listing fees, prepaid licensing fees, filing fees, escrow fees and taxes;

•	costs of preparing, printing (including typesetting), amending, supplementing, mailing and distributing any prospectus and the exhibits thereto;

•	costs of qualifying, printing (including typesetting), amending, supplementing, mailing and distributing sales materials used in connection with the offering and issuance of the Shares;

•	travel, telephone and other expenses in connection with the offering and issuance of the Shares; and

•	accounting, auditing and legal fees (including disbursements related thereto) incurred in connection therewith.

The Managing Owner is not reimbursed in connection with the payment of the organizational and offering expenses of the Funds.

Ordinary Fees and Expenses

The Managing Owner pays the following ongoing administrative fees and expenses incurred by the Funds:

•	fees payable to the Sub-Adviser;

•	routine expenses associated with the preparation of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities;

•	accounting, auditing and legal fees (including disbursements related thereto);

•	printing, mailing and other marketing-related costs;

•	exchange listing fees, prepaid licensing fees, filing fees, escrow fees and taxes;

•	payment for fees and costs associated with distribution, marketing, custody and transfer agency services to the Fund; and

•	SEC and FINRA registration fees.

The Managing Owner will not be reimbursed in connection with the payment of all routine operational, administrative and other ordinary expenses of the Funds.

The Funds pay the following ongoing administrative fees and expenses incurred by the Funds:

•

the Funds paid to the Managing Owner a fee (the “Management Fee”), paid monthly in arrears, in an amount equal to 0.75% per annum of the average Net Asset Value during the calendar year after the Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum; and

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

Service Provider	Annual Compensation
WisdomTree Commodity Services, LLC Managing Owner	0.75% of the average annual Net Asset Value(1)

Delaware Trust Company Trustee	$6,000 annually

Morgan Stanley & Co. LLC Commodity Broker	Based on trading activity(2)

State Street Bank and Trust Company Administrator	Basis points based on annual Net Asset Value

Foreside Fund Services LLC Distributor	Basis points based on annual Net Asset Value

GreenHaven Advisors LLC Sub-Adviser	An annual fee equal to 20% of the Management Fee; subject to a $200,000 annual minimum.

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

(2)

The costs to the Funds for brokerage commissions and trading fees will vary by the broker or brokers involved to execute specific contracts for the Funds’ interest. The Funds expect to pay rates that are commensurate with the going market rate for commissions and brokerage. The costs to the Funds will also be subject to the trading frequency of the Funds. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. The Funds pay for their brokerage commissions and fees directly (which were approximately 0.02% of the Net Asset Value per annum in the aggregate for the fiscal year ended December 31, 2019).

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

Because the Managing Owner, the Sub-Adviser and the Commodity Broker and their respective principals and affiliates may trade for their own accounts at the same time that they are managing the account of the Master Fund, prospective investors should be aware that – as a result of a neutral allocation system, testing a new trading system, trading their proprietary accounts more aggressively or other activities not constituting a breach of fiduciary duty – such persons may from time to time take positions in their proprietary accounts which are opposite, or ahead of, the positions taken for the Master Fund.

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

Investors should be aware that if the Fund issues all of its registered Shares, it could have to cease creating new Baskets until additional shares are registered for sale. This could increase the possibility that the trading price of the Fund’s Shares may not accurately reflect the Index or the Net Asset Value of the Fund. As of December 31, 2019, there were 60,950,000 Shares available for issuance.

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

The Funds are subject to the fees and expenses described in this Annual Report, which are payable irrespective of profitability. Such fees and expenses include asset-based fees of up to 0.85% per annum (which is currently 0.75% per annum after the Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum) payable to the Manager Owner and brokerage commissions on trading activity equal to approximately 0.02% per annum based on the Funds’ average Net Asset Value and transaction activity for the fiscal year ended December 31, 2019. The Managing Owner assumes all other routine operational, administrative and other ordinary expenses of the Funds, and will not be reimbursed for any such expenses. The Fund is expected to earn interest income at an annual rate of 1.55% per annum, based upon the yield on a three month U.S. Treasury bill as of December 31, 2019. Consequently, interest income exceeded the fees and costs incurred by the Funds for the year ended December 31, 2019, however there can be no assurance that this trend will continue. The expenses of the Funds could, over time, increase or the interest income of the Fund could, over time, decrease and the Fund may need to have positive performance in order to break-even (net of fees and expenses). If expenses increase or interest income decreases, these changes could result in significant losses to an investment in the Shares and a Shareholder may never achieve profits, significant or otherwise.

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

As the Master Fund’s futures contracts near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in April 2020 may specify a June 2020 expiration. As that contract nears expiration, it may be replaced by selling the June 2020 contract and purchasing the contract expiring in August 2020. This process is referred to as “rolling.” Historically, the prices of crude oil and heating oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the June 2020 contract would take place at a price that is higher than the price at which the August 2020 contract is purchased, thereby creating a gain in connection with rolling. While crude oil and heating oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in crude oil and heating oil could adversely affect the value of the Index and the Shares.

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

The Funds have assessed the effectiveness of their internal control over financial reporting as of December 31, 2019. Based on its assessment, the Funds believes that, as of December 31, 2019, their internal control over financial reporting is effective.

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

Market Information

The Shares began trading on the American Stock Exchange on January 24, 2008 and have been traded on the NYSE Arca since November 25, 2008.

Shares Outstanding

As of December 31, 2019, the Fund had 6,800,000 of its Limited Shares outstanding.

As of December 31, 2018, the Fund had 8,850,000 of its Limited Shares outstanding.

Holders

As of December 31, 2019, there were approximately 6,984 Shareholders.

Sales and Redemptions

There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

The Fund currently has on file a Registration Statement on Form S-3 (Registration No.: 333-233919), which was declared effective by the SEC on October 22, 2019, pursuant to which the Fund registered 61,000,000 Shares (the “Registration Statement”). The Fund filed a prospectus under Rule 424b of the Exchange Act on October 25, 2019 to update certain information contained in the Registration Statement. As of December 31, 2019 there were 60,950,000 Shares available for issuance under this Registration Statement.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

During the year ended December 31, 2019, 1,050,000 Limited Shares were created for $18,530,911 and 3,100,000 Limited Shares were redeemed for $55,131,710. For the three months ended December 31, 2019, 450,000 Limited Shares were created for $8,021,089 and 150,000 Limited Shares were redeemed for $2,650,329. On December 31, 2019, 6,800,000 Limited Shares of the Fund were outstanding for a market capitalization of $127,772,000 based on the December 31, 2019 closing price of $18.79 on the NYSE Arca.

During the year ended December 31, 2018, 2,750,000 Limited Shares were created for $51,769,691 and 1,950,000 Limited Shares were redeemed for $35,928,021. For the three months ended December 31, 2018, 500,000 Limited Shares were created for $8,748,821 and 450,000 Limited Shares were redeemed for $8,215,748. On December 31, 2018, 8,850,000 Limited Shares of the Fund were outstanding for a market capitalization of $155,317,500 based on the December 31, 2018 closing price of $17.55 on the NYSE Arca.

The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended December 31, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	100,000	$17.55	N/A	N/A
November 1, 2019 to November 30, 2019	—	N/A	N/A	N/A
December 1, 2019 to December 31, 2019	50,000	$17.91	N/A	N/A

Total	150,000	$17.67	N/A	N/A

Item 6.	Selected Financial Data.

FINANCIAL HIGHLIGHTS (FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, 2017, 2016, AND 2015)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues (interest income)	$2,753,909	$2,850,715	$1,356,236	$476,315	$45,979
Total assets	127,915,504	162,510,996	155,053,392	221,416,935	233,420,007
Net realized and unrealized gain (loss) on investments and futures contracts	7,833,724	(17,526,575)	(1,473,140)	10,687,283	(49,361,047)
Net gain (loss)	9,581,641	(15,942,978)	(1,452,058)	8,864,877	(51,936,150)

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2019, 2018, 2017, 2016, and 2015.

	2019		2018		2017		2016		2015
Net Asset Value
Net asset value per Limited Share, beginning of year	$17.50		$19.25		$19.35		$18.56		$22.81
Investment operations:
Net realized and unrealized gain (loss)	1.07	(1)	(1.93	)(1)	(0.10	)(1)	0.95		(4.04)
Net investment income (loss)(2)	0.23		0.18		0.00	(3)	(0.16	)(4)	(0.21	)(4)

Net increase (decrease) in net assets from operations	1.30		(1.75)		(0.10)		0.79		(4.25)

Net asset value per Limited Share, end of year	$18.80		$17.50		$19.25		$19.35		$18.56

Total Return, at net asset value	7.43	%(5)	(9.09	)%(5)	(0.52	)%(5)	4.26%		(18.63)%

Ratios/Supplemental Data:
Net assets, end of year (000’s omitted)	$127,836		$154,855		$154,956		$219,661		$224,519
Ratios to average net assets of:
Net investment income (loss)	1.30%		0.94%		0.01%		(0.83	)%(6)	(1.03	)%(6)

Expense, prior to expense waivers	0.85%		0.85%		0.85%		1.05	%(6)	1.05	%(6)

Expenses, net of expense waivers	0.75%		0.75%		0.75%		1.05	%(6)	1.05	%(6)

(1)	Includes brokerage commissions of approximately $(0.02) per share for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Based on average shares outstanding.
(3)	Amount represents less than $0.01 per share.
(4)	Includes brokerage commissions of approximately $(0.03) per share for the years ended December 31, 2016 and 2015, respectively.
(5)	For the years ended December 31, 2019, 2018 and 2017, in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived.
(6)	Includes brokerage commissions of approximately 0.13% and 0.14% (as a percentage of average net assets) for the years ended December 31, 2016 and 2015, respectively.

The Fund did not pay any cash dividends in the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

2019 SELECTED QUARTERLY DATA (UNAUDITED)

	For the Three Months Ended March 31, 2019	For the Three Months Ended June 30, 2019	For the Three Months Ended September 30, 2019	For the Three Months Ended December 31, 2019
Interest income	$876,181	$744,029	$627,458	$506,241
Net investment income	581,686	491,305	399,209	275,717
Net realized and unrealized gain (loss) on investments and futures contracts	4,601,401	(2,057,225)	(2,789,557)	8,079,105
Net gain (loss)	5,183,087	(1,565,920)	(2,390,348)	8,354,822
Increase (decrease) in Net Asset Value	(11,447,196)	(14,012,622)	(15,284,922)	13,725,582

2018 SELECTED QUARTERLY DATA (UNAUDITED)

	For the Three Months Ended March 31, 2018	For the Three Months Ended June 30, 2018	For the Three Months Ended September 30, 2018	For the Three Months Ended December 31, 2018
Interest income	$537,926	$713,571	$779,412	$819,806
Net investment income	220,741	374,556	463,232	525,068
Net realized and unrealized loss on investments and futures contracts	(432,611)	(4,028,591)	(7,760,155)	(5,305,218)
Net loss	(211,870)	(3,654,035)	(7,296,923)	(4,780,150)
Increase (decrease) in Net Asset Value	25,981,982	(8,405,126)	(13,431,087)	(4,247,077)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion of Results of Operations

As of December 31, 2019, the net unrealized appreciation on futures contracts owned or held on that day was $6,162,155 and the Fund had total assets of $127,915,504. The ending Net Asset Value per Share on December 31, 2019 was $18.80.

As of December 31, 2018, the net unrealized depreciation on futures contracts owned or held on that day was $7,560,832 and the Fund had total assets of $162,510,996. The ending Net Asset Value per Share on December 31, 2018 was $17.50.

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

Brokerage commissions were charged against the Fund’s assets on a per transaction basis. The brokerage commissions incurred for the years ended December 31, 2019, 2018, and 2017 were $142,775, $175,786 and $178,822, respectively.

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

For the years ended December 31, 2019, 2018 and 2017, the Funds paid the Managing Owner, monthly in arrears, a net Management Fee equal to 0.75% of the average annual Net Asset Value after deducting a 0.10% per annum voluntary Management Fee waiver. For the years ended December 31, 2019, 2018 and 2017, the net Management Fee paid to the Managing Owner by the Funds was $1,005,992, $1,267,118 and $1,335,154, respectively, after deducting the voluntary Management Fee waiver of $134,132, $168,949 and $178,022, respectively.

Interest Income

The Fund does not borrow money in order to obtain leverage, therefore the Fund does not incur any interest expense. Rather, the Fund’s margin deposits are maintained in United States Treasury Obligations and short term investments that earn interest income. For the years ended December 31, 2019, 2018 and 2017, the Fund earned total interest income of $2,753,909, $2,850,715, and $1,356,236, respectively.

Fund Performance

The following table provides summary performance information for the Fund for the five years ended December 31, 2019.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

5 Year Performance Summary

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%
10/31/2017	$19.08	8,400,050	$160,283,921	1.71%	-0.37%	-1.40%	-36.40%
11/30/2017	$19.11	8,200,050	$156,718,600	0.16%	1.43%	-1.24%	-36.30%
12/31/2017	$19.25	8,050,050	$154,956,309	0.73%	2.61%	-0.52%	-35.83%
1/31/2018	$19.50	8,800,050	$171,590,704	1.30%	2.20%	1.30%	-35.00%
2/28/2018	$19.45	9,150,050	$177,987,164	-0.26%	1.78%	1.04%	-35.17%
3/31/2018	$19.25	9,400,050	$180,938,291	-1.03%	0.00%	0.00%	-35.83%
4/30/2018	$19.48	9,300,050	$181,169,802	1.19%	-0.10%	1.19%	-35.07%
5/31/2018	$19.73	9,400,050	$185,447,260	1.28%	1.44%	2.49%	-34.23%
6/30/2018	$18.86	9,150,050	$172,533,165	-4.41%	-2.03%	-2.03%	-37.13%
7/31/2018	$18.36	9,400,050	$172,579,285	-2.65%	-5.75%	-4.62%	-38.80%
8/31/2018	$18.02	9,000,050	$162,207,008	-1.85%	-8.67%	-6.39%	-39.93%
9/30/2018	$18.08	8,800,050	$159,102,078	0.33%	-4.14%	-6.08%	-39.73%
10/31/2018	$18.28	8,650,050	$158,160,214	1.11%	-0.44%	-5.04%	-39.07%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
11/30/2018	$17.96	8,350,050	$149,939,026	-1.75%	-0.33%	-6.70%	-40.13%
12/31/2018	$17.50	8,850,050	$154,855,001	-2.56%	-3.21%	-9.09%	-41.67%
1/31/2019	$18.09	9,000,050	$162,845,090	3.37%	-1.04%	3.37%	-39.70%
2/28/2019	$18.07	8,700,050	$157,241,808	-0.11%	0.61%	3.26%	-39.77%
3/31/2019	$18.04	7,950,050	$143,407,805	-0.17%	3.09%	3.09%	-39.87%
4/30/2019	$17.90	7,700,050	$137,843,116	-0.78%	-1.05%	2.29%	-40.33%
5/31/2019	$17.53	7,450,050	$130,608,270	-2.07%	-2.99%	0.17%	-41.57%
6/30/2019	$17.85	7,250,050	$129,395,183	1.83%	-1.05%	2.00%	-40.50%
7/31/2019	$17.62	7,250,050	$127,772,592	-1.29%	-1.56%	0.69%	-41.27%
8/31/2019	$17.10	6,700,050	$114,556,679	-2.95%	-2.45%	-2.29%	-43.00%
9/30/2019	$17.56	6,500,050	$114,110,261	2.69%	-1.62%	0.34%	-41.47%
10/31/2019	$17.95	6,850,050	$122,956,931	2.22%	1.87%	2.57%	-40.17%
11/30/2019	$17.86	6,850,050	$122,348,578	-0.50%	4.44%	2.06%	-40.47%
12/31/2019	$18.80	6,800,050	$127,835,843	5.26%	7.06%	7.43%	-37.33%

The following charts present a comparison of the CCI-TR Index and the WisdomTree Continuous Commodity Index Fund Net Asset Value (“GCC NAV”) for the years ended December 31, 2019, 2018 and 2017, for the three months ended December 31, 2019, 2018 and 2017 and a comparison of the Fund’s market price performance and the CCI-TR Index performance since the commencement of trading on January 24, 2008 to December 31, 2019.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The Fund and the Master Fund seek to track changes in the Index over time. The Fund’s Net Asset Value relative performance versus the Index was -1.00%, -1.07%, and -1.03%, net of fees for the years ended December 31, 2019, 2018, and 2017, respectively. The Fund’s Net Asset Value relative performance versus the Index was -0.26%, -0.29%, and -0.26% for the three months ended December 31, 2019, 2018, and 2017, respectively. Since the Fund commenced trading on January 24, 2008 through December 31, 2019, the Fund has returned -37.37%, as measured by its daily closing stock price on the NYSE Arca, and the Index has returned -39.73% for the same period.

On October 22, 2019, the Fund registered 61,000,000 Shares. On October 25, 2019, the Fund filed a prospectus under Rule 424b of the Exchange to update certain information contained in the Registration Statement. As of December 31, 2019, there were 60,950,000 Shares available for issuance under this Registration Statement.

As of December 31, 2019, the Fund had 6,800,000 Limited Shares outstanding.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

Market Risk

See Item 1A – Risk Factors and Item 7A – Quantitative and Qualitative Disclosures about Market Risk for a complete discussion of market risk.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Master Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

Quantitative Disclosures

Market Risk by Sector

The following were the primary trading risk exposures of the Fund as of December 31, 2019 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Grains	23.55%	Corn, Soybean, Soybean Oil, Wheat
Livestock	11.76%	Lean Hogs, Live Cattle
Metals	23.49%	Copper, Gold 100 Ounce, Platinum, Silver
Energy	17.63%	Natural Gas, NY Harbor ULSD, WTI Crude Oil
Softs	23.57%	Cocoa, Coffee “C”, Cotton No. 2, Sugar No. 11

Commodity Price Sensitivity and Interest Rate Sensitivity

The Fund is exposed to commodity price risk through its holdings of commodity futures contracts and interest rate risk through its holdings of short-term U.S. Treasury bills. The following tables provide information about the Fund’s investments, which were sensitive to both commodity price and interest rate risk.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

As of December 31, 2019, the Master Fund’s long exposure futures contract positions subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	January 2020 – May 2020	345	$2.19	10,000	$7,541,700	$(666,800)
NY Harbor ULSD	January 2020 – May 2020	89	2.00	42,000	7,473,047	579,453
WTI Crude Oil	January 2020 – May 2020	124	60.34	1,000	7,481,810	782,720
Grains
Corn	March 2020 – July 2020	381	3.95	5,000	7,515,225	(275,037)
Soybean	March 2020 – July 2020	155	9.68	5,000	7,501,413	280,438
Soybean Oil	March 2020 – July 2020	357	0.35	60,000	7,510,566	765,816
Wheat	March 2020 – July 2020	268	5.61	5,000	7,521,738	626,012
Livestock
Lean Hogs	February 2020 – July 2020	229	0.82	40,000	7,510,710	(106,550)
Live Cattle	February 2020 – June 2020	151	1.24	40,000	7,490,370	422,880
Metals
Copper	March 2020 – July 2020	107	2.81	25,000	7,506,738	402,876
Gold 100 Ounce	February 2020 – June 2020	49	1,529.04	100	7,492,310	234,200
Platinum	April 2020 – July 2020	153	980.68	50	7,502,210	514,760
Silver	March 2020 – July 2020	83	18.01	5,000	7,472,215	228,095
Softs
Cocoa	March 2020 – July 2020	296	2,539.00	10	7,515,430	360,930
Coffee “C”	March 2020 – July 2020	152	1.32	37,500	7,514,662	1,065,018
Cotton No. 2	March 2020 – July 2020	215	0.70	50,000	7,531,005	542,565
Sugar No. 11	February 2020 –June 2020	496	0.14	112,000	7,521,606	404,779

Total					$127,602,755	$6,162,155

As of December 31, 2019, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk were as follows:

Description	Range of Yields to Maturity	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	1.55% – 1.69%	January 2020 – March 2020	$116,000,000	$115,831,172	$10,304

Item 8.	Financial Statements and Supplementary Data.

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

The Managing Owner assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Managing Owner used the criteria set forth in the 2013 Internal Controls – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment, the Managing Owner believes that, as of December 31, 2019, its internal control over financial reporting is effective.

Ernst & Young LLP (“EY”), the independent registered public accounting firm that audited the Fund’s consolidated financial statements included in this Annual Report, has issued attestation reports on the Fund’s internal control over financial reporting, which accompany this Annual Report.

The Managing Owner evaluated whether there was a change in the Fund’s internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. Based on this evaluation, Management believes that there was no such change during the three months ended December 31, 2019.

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

Executive Officers of the Managing Owner

Name	Position
Jeremy Schwartz	President and Chief Executive Officer
David Castano	Chief Financial Officer and Treasurer
Terry Feld	Chief Compliance Officer
Peter Ziemba	Executive Vice President, Chief Legal Officer and Secretary

The following is a biographical summary of the business experience of the executive officers of the Managing Owner as of the date of this Annual Report.

Jeremy Schwartz – President and Chief Executive Officer. Mr. Schwartz has served as the Chief Executive Officer of the Managing Owner in charge of managing its business since March 2019. He became a registered Associated Person and Principal of the Managing Owner in March 2019. Mr. Schwartz has served as WisdomTree Investment Inc.’s Executive Vice President – Global Head of Research overseeing research since November 2018 and Director of Research from October 2008 through October 2018. Mr. Schwartz became a registered Associated Person and Principal of WisdomTree Asset Management, Inc. (overseeing research matters), in February 2013 and January 2013, respectively. WisdomTree Asset Management, Inc. serves an investment adviser primarily to exchange traded funds. Mr. Schwartz is 38 years old.

David Castano – Chief Financial Officer and Treasurer. Mr. Castano has served as the Chief Financial Officer and Treasurer of the Managing Owner in charge of financial reporting and recording since January 2016. Mr. Castano became a Principal of the Managing Owner in March 2016. Mr. Castano has served as Director of Fund Accounting & Administration of WisdomTree Asset Management, Inc. (overseeing accounting and administration matters) since June 2011 and Treasurer/Principal Financial Officer of the WisdomTree Trust (overseeing accounting and administration matters) since January 2013. Mr. Castano was also registered as a Principal of WisdomTree Coal Services, LLC from March 2016 through June 2017. Mr. Castano is 48 years old.

Terry Feld – Chief Compliance Officer. Ms. Feld has served as the Chief Compliance Officer of the Managing Owner since March 2017, overseeing regulatory compliance matters. Ms. Feld was registered as a Principal of the Managing Owner from January 2016 to February 2016. She again became a Principal of the Managing Owner in March 2017. Ms. Feld served as a Senior Compliance Officer of WisdomTree Asset Management from October 2011 to October 2012 (assisting in oversight of compliance matters) and has served as Head of Compliance and Chief Compliance Officer of WisdomTree Asset Management, Inc. since October 2012 (overseeing compliance matters). Ms. Field has served as a Principal of WisdomTree Asset Management, Inc. since January 2013. Ms. Feld was also registered as a Principal of WisdomTree Coal Services, LLC from January 2016 through February 2016. Ms. Feld is 59 years old.

Peter Ziemba – Executive Vice President, Chief Legal Officer and Secretary. Mr. Ziemba has served as the Executive Vice President, Chief Legal Officer and Secretary of the Managing Owner in charge of legal affairs since January 2016. Mr. Ziemba has served as WisdomTree Investments, Inc.’s Executive Vice President-Chief Administrative Officer overseeing administrative affairs since January 2018 and Executive Vice President – Business and Legal Affairs from January 2008 through December 2017 and Chief Legal Officer from March 2011 through December 2017 (overseeing legal matters). Mr. Ziemba has served as a Principal of WisdomTree Asset Management, Inc. since April 2016. Mr. Ziemba is 62 years old.

Executive Officers and Significant Employees of the Sub-Adviser

Name	Position
Ashmead Pringle	Chief Executive Officer
Cooper Anderson	Partner
Scott Glasing	Trader
Tom Fernandes	Chief Operating Officer

The following is a biographical summary of the business experience of the executive officers and significant employees of the Sub-Adviser as of the date of this Annual Report.

Ashmead Pringle – Chief Executive Officer. Mr. Pringle founded the Sub-Adviser and has served as its Chief Executive Officer and managing member in charge of managing its business since November 2015. He became a registered Associated Person and Principal of the Sub-Adviser in November 2015. Mr. Pringle also founded Grain Service Corporation (“GSC”), a commodity research and trading company, and has served as its President since October 1984. He became a Principal of GSC in June of 1985 and a registered Associated Person of GSC in October 1985. Mr. Pringle also founded the Managing Owner and served as its Chief Executive Officer in charge of managing its business from November 2006 to January 2016. He was a registered Associated Person and Principal of the Managing Owner from November 2006 to January 2016. Mr. Pringle also founded GreenHaven LLC, the former holding company of the Managing Owner, and managed its business operations from September 2006 to February 2011. Mr. Pringle was a registered Associated Person of GreenHaven LLC from September 2006 to February 2011 and was a Principal from November 2006 to February 2011. Mr. Pringle also founded the WisdomTree Coal Services, LLC (formerly known as GreenHaven Coal Services, LLC), and served as its President in charge of managing its business from August 2012 to January 2016. He was a registered Associated Person and Principal of WisdomTree Coal Services, LLC from August 2012 to January 2016. Mr. Pringle is 73 years old.

Cooper Anderson – Partner. Mr. Anderson is a founding member of the Sub-Adviser. He became a registered Associated Person and Principal of the Sub-Adviser in November 2015. From May 2007 to February 2011, Mr. Anderson was a managing partner and registered Associated Person of GreenHaven LLC, the former holding company of the Managing Owner. From November 2009 to January 2016, Mr. Anderson was a trader and Chief Financial Officer, and registered Associated Person and Principal of the Managing Owner. From May 2012 to January 2016, Mr. Anderson was the Chief Financial Officer of WisdomTree Coal Services, LLC, and a Principal of WisdomTree Coal Services, LLC. Mr. Anderson was registered as an Associated Person of WisdomTree Coal Services, LLC from June 2012 to January 2016. Mr. Anderson is 40 years old.

Scott Glasing – Trader. Mr. Glasing is a trader for the Sub-Adviser and is responsible for daily futures trading, cash flow management, and treasury portfolio management for the Fund. He became a registered Associated Person and Principal of the Sub-Adviser in November 2015. Since February 1998, Mr. Glasing has worked for GSC as a trader responsible for daily futures trading. He became a registered Associated Person of GSC in April 1998 and a Principal of GSC in March 1998. From September 2006 to February 2011, Mr. Glasing was a trader responsible for daily futures trading and a registered Associated Person of GreenHaven LLC. From November 2006 to January 2016, Mr. Glasing was a trader responsible for daily futures trading and a registered Associated Person of the Managing Owner and was a Principal from November 2009 to January 2016. From August 2012 to January 2016, Mr. Glasing was a trader responsible for daily futures trading and a registered Associated Person and Principal of WisdomTree Coal Services, LLC. Mr. Glasing is 57 years old.

Tom Fernandes – Chief Operating Officer. Mr. Fernandes is the Chief Operating Officer of the Sub-Adviser and in charge of quantitative analysis for the Fund. He became a registered Associated Person and Principal of the Sub-Adviser in November 2015. From October 2006 to August 2012, Mr. Fernandes served as Chief Financial Officer of the Managing Owner and was responsible for managing regulatory compliance, financial reporting, and risk management. Mr. Fernandes was a registered Associated Person of the Managing Owner from November 2006 until February 2016 and was a registered Principal of the Managing Owner from October 2006 until August 2012. From August 2006 to February 2011, Mr. Fernandes was a managing partner and Principal of GreenHaven LLC in charge of managing its business and was a registered Associated Person from September 2006 to February 2011. From August 2012 to October 2014, Mr. Fernandes was Chief Operating Officer and a registered Associated Person and Principal of WisdomTree Coal Services, LLC and was responsible for general corporate strategy and regulatory compliance. Since August 2012, Mr. Fernandes has served as Chief Executive Officer of GSC Agribusiness in charge of managing its business. GSC Agribusiness is a livestock producer. Mr. Fernandes has been a registered Associated Person of Grain Services Corporation, Inc. since June 2005. Mr. Fernandes is 46 years old.

Item 11.	Executive Compensation.

The Fund has no employees, officers or directors and is managed by the Managing Owner. None of the directors or officers of the Managing Owner receive compensation from the Fund. The Managing Owner receives a monthly management fee of 1/12 of 0.85% (0.85% annually) of the average daily net assets of the Fund during the preceding month. During the fiscal years ended December 31, 2019, 2018, and 2017, the Fund incurred management fees (before fee waivers) of $1,140,124, $1,436,067, and $1,513,176, respectively. The Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Fund. During the fiscal years ended December 31, 2019, 2018 and 2017, the waivers amounted to $134,132, $168,949 and $178,022, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Limited Shares as of December 31, 2019, by the Managing Owner.

Title of Class	Name/Address of Beneficial Owner	Amount/Nature of Beneficial Ownership
General Shares	WisdomTree Commodity Services, LLC 245 Park Avenue, 35th Floor New York, New York 10167	50 Shares

As of December 31, 2019, there were no beneficial holders of the Fund’s Limited Shares in excess of 5% of the outstanding shares of such class.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

None.

Item 14.	Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Fees for services performed by EY for the years ended December 31, 2019 and 2018 are set forth in the chart below.

	2019	2018
Audit fees	$198,000	$220,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$198,000	$220,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved 100% of the services provided by the Funds’ independent registered public accounting firm described above. For the year ended December 31, 2019, the Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this Annual Report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit	Description of Document

3.1	Certificate of Amendment to Certificate of Trust of GreenHaven Continuous Commodity Index Fund(1)

3.2	Certificate of Amendment to Certificate of Trust of GreenHaven Continuous Commodity Index Master Fund(2)

3.3	Amended Declaration of Trust and Trust Agreement of GreenHaven Continuous Commodity Index Fund(3)

3.4	Amendment to the Declaration of Trust and Trust Agreement of Greenhaven Continuous Commodity Index Fund(4)

3.5	Amended Declaration of Trust and Trust Agreement of GreenHaven Continuous Commodity Index Master Fund(5)

3.6	Amendment to the Declaration of Trust and Trust Agreement of Greenhaven Continuous Commodity Index Master Fund(6)

4.1	Description of Securities(14)

10.1	Form of Commodity Subadvisory Agreement(7)

10.2	Form of Master Custodian Agreement(8)

10.3	Form of Administration Agreement(9)

10.4	Form of Distribution Services Agreement(10)

10.5	Form of Transfer Agency and Services Agreement(11)

10.6	Form of Authorized Participant Agreement(12)

10.7	Amended and Restated License Agreement(13)

23.1	Consent of Ernst & Young LLP(14)

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(14)

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(14)

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(14)

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(14)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

Exhibit	Description of Document

32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

32.4	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(2)	Incorporated by reference to Exhibit 3.3 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(3)	Incorporated by reference to Exhibit A-2 of the Fund’s pre-effective Registration Statement on Form S-1 filed November 3, 2006.
(4)	Incorporated by reference to Exhibit 3.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(5)	Incorporated by reference to Exhibit A-1 of the Fund’s pre-effective Registration Statement on Form S-1 filed November 3, 2006.
(6)	Incorporated by reference to Exhibit 3.4 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(7)	Incorporated by reference to Exhibit 10.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(8)	Incorporated by reference to Exhibit 10.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(9)	Incorporated by reference to Exhibit 10.3 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(10)	Incorporated by reference to Exhibit 10.4 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(11)	Incorporated by reference to Exhibit 10.5 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(12)	Incorporated by reference to Exhibit 10.6 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(13)	Incorporated by reference to Exhibit 10.7 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(14)	Filed herewith.

Item 16.	Summary.

The Funds have elected not to include a summary of information required by Form 10-K.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Report of Independent Registered Public Accounting Firm

To the Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of WisdomTree Continuous Commodity Index Fund (the “Fund”) as of December 31, 2019 and 2018, and the related consolidated statements of income and expenses, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Fund’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Master Fund

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investments, of WisdomTree Continuous Commodity Index Master Fund (the “Master Fund”) as of December 31, 2019 and 2018, the related statements of income and expenses, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Master Fund’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Fund

Opinion on Internal Control over Financial Reporting

We have audited WisdomTree Continuous Commodity Index Fund’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree Continuous Commodity Index Fund (the “Fund”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated statements of financial condition, including the consolidated schedules of investments as of December 31, 2019 and 2018, the related consolidated statements of income and expenses, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of the Fund and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Master Fund

Opinion on Internal Control over Financial Reporting

We have audited WisdomTree Continuous Commodity Index Master Fund’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree Continuous Commodity Index Master Fund (the “Master Fund”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying statements of financial condition, including the schedules of investments as of December 31, 2019 and 2018, the related statements of income and expenses, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of the Master Fund and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

New York, NY

February 21, 2020

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets:
Cash	$1,730,680	$1,542,378
Cash held by broker for futures contracts (Note 3)	4,191,497	8,651,045
Short-term investments (cost $115,820,868 and $143,563,956 as of December 31, 2019 and December 31, 2018, respectively)	115,831,172	143,568,752
Net unrealized appreciation on futures contracts	6,162,155	—
Receivable for capital shares sold	—	8,748,821

Total Assets	127,915,504	162,510,996

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	—	7,560,832
Net management fee payable to related party (Note 8)	79,661	95,163

Total Liabilities	79,661	7,655,995

Shareholders’ equity:
General Units:
Paid in capital – 50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(560)	(625)

Total General Units	940	875

Limited Units:
Paid in capital – 6,800,000 and 8,850,000 redeemable shares issued and outstanding (unlimited authorized) as of December 31, 2019 and December 31, 2018, respectively	262,345,685	298,946,484
Accumulated deficit	(134,510,782)	(144,092,358)

Total Limited Units	127,834,903	154,854,126

Total shareholders’ equity	127,835,843	154,855,001

Total liabilities and shareholders’ equity	$127,915,504	$162,510,996

Net asset value per share
General Units	$18.80	$17.50

Limited Units	$18.80	$17.50

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2019

Description	Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.69%, 1/2/20*	22.68%	$29,000,000	$29,000,000
1.65%, 1/23/20*	22.67	28,975,217	29,000,000
1.55%, 2/20/20* (a)	22.64	28,940,397	29,000,000
1.57%, 3/12/20*	22.62	28,915,558	29,000,000

Total U.S. Treasury Obligations (Cost: $115,820,868)	90.61%	$115,831,172	$116,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/16/20	98	0.12%	$155,530	$2,489,200
expiration date 5/13/20	99	0.12	159,550	2,515,590
expiration date 7/16/20	99	0.04	45,850	2,510,640
Coffee “C”
expiration date 3/19/20	51	0.31	399,787	2,480,513
expiration date 5/18/20	51	0.31	394,162	2,522,587
expiration date 7/21/20	50	0.21	271,069	2,511,562
Copper
expiration date 3/27/20	36	0.12	153,663	2,517,300
expiration date 5/27/20	36	0.13	164,163	2,526,750
expiration date 7/29/20	35	0.07	85,050	2,462,688
Corn
expiration date 3/13/20	127	(0.11)	(143,788)	2,462,213
expiration date 5/14/20	127	(0.11)	(135,112)	2,506,662
expiration date 7/14/20	127	0.00	3,863	2,546,350
Cotton No. 2
expiration date 3/9/20	72	0.13	160,700	2,485,800
expiration date 5/6/20	72	0.22	275,285	2,526,480
expiration date 7/9/20	71	0.08	106,580	2,518,725
Gold 100 Ounce
expiration date 2/26/20	17	0.12	153,660	2,589,270
expiration date 4/28/20	16	0.02	23,480	2,446,880
expiration date 6/26/20	16	0.04	57,060	2,456,160
Lean Hogs
expiration date 2/14/20	57	(0.00)	(4,330)	1,628,490
expiration date 4/15/20	58	(0.02)	(23,410)	1,807,860
expiration date 6/12/20	57	(0.03)	(32,640)	2,038,890
expiration date 7/15/20	57	(0.04)	(46,170)	2,035,470
Live Cattle
expiration date 2/28/20	51	0.17	214,010	2,568,870
expiration date 4/30/20	50	0.15	187,730	2,543,500
expiration date 6/30/20	50	0.02	21,140	2,378,000

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2019

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Natural Gas
expiration date 1/29/20	69	(0.17)%	$(217,420)	$1,510,410
expiration date 2/26/20	69	(0.14)	(181,710)	1,489,020
expiration date 3/27/20	69	(0.06)	(75,920)	1,482,810
expiration date 4/28/20	69	(0.08)	(99,440)	1,509,720
expiration date 5/27/20	69	(0.07)	(92,310)	1,549,740
NY Harbor ULSD
expiration date 1/31/20	18	0.11	135,677	1,529,237
expiration date 2/28/20	18	0.11	137,264	1,524,474
expiration date 3/31/20	18	0.11	145,618	1,511,773
expiration date 4/30/20	18	0.06	82,820	1,500,055
expiration date 5/29/20	17	0.06	78,074	1,407,508
Platinum
expiration date 4/28/20	77	0.19	244,550	3,764,530
expiration date 7/29/20	76	0.21	270,210	3,737,680
Silver
expiration date 3/27/20	28	0.06	78,295	2,508,940
expiration date 5/27/20	28	0.06	74,040	2,521,260
expiration date 7/29/20	27	0.06	75,760	2,442,015
Soybean
expiration date 3/13/20	52	0.09	118,475	2,484,300
expiration date 5/14/20	52	0.10	127,738	2,518,750
expiration date 7/14/20	51	0.03	34,225	2,498,363
Soybean Oil
expiration date 3/13/20	119	0.22	280,872	2,482,578
expiration date 5/14/20	119	0.23	290,004	2,503,284
expiration date 7/14/20	119	0.15	194,940	2,524,704
Sugar No. 11
expiration date 2/28/20	166	0.08	102,984	2,495,046
expiration date 4/30/20	165	0.12	148,053	2,502,192
expiration date 6/30/20	165	0.12	153,742	2,524,368
Wheat
expiration date 3/13/20	90	0.19	237,137	2,514,375
expiration date 5/14/20	89	0.18	229,225	2,499,788
expiration date 7/14/20	89	0.12	159,650	2,507,575
WTI Crude Oil
expiration date 1/21/20	25	0.13	164,900	1,526,500
expiration date 2/20/20	25	0.16	209,410	1,519,250
expiration date 3/20/20	25	0.16	208,020	1,510,250
expiration date 4/21/20	25	0.08	99,900	1,499,250
expiration date 5/19/20	24	0.08	100,490	1,426,560

Total Futures Contracts Long Exposure (Exchange-Traded)		4.82%	$6,162,155	$127,602,755

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $9,979,447 as of December 31, 2019.

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

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Natural Gas
expiration date 1/29/19	65	(0.17)%	$(258,970)	$1,911,000
expiration date 2/26/19	65	(0.16)	(247,080)	1,853,150
expiration date 3/27/19	65	(0.03)	(41,290)	1,743,950
expiration date 4/26/19	66	(0.02)	(30,210)	1,763,520
expiration date 5/29/19	66	(0.01)	(17,480)	1,793,220
NY Harbor ULSD
expiration date 1/31/19	26	(0.25)	(388,950)	1,833,905
expiration date 2/28/19	26	(0.26)	(401,738)	1,823,531
expiration date 3/29/19	26	(0.27)	(416,829)	1,808,461
expiration date 4/30/19	26	(0.27)	(421,235)	1,807,151
expiration date 5/31/19	26	(0.25)	(394,498)	1,815,778
Platinum
expiration date 4/26/19	113	(0.11)	(169,965)	4,523,390
expiration date 7/29/19	113	(0.22)	(343,140)	4,551,640
Silver
expiration date 3/27/19	39	0.04	55,325	3,030,300
expiration date 5/29/19	39	0.03	40,710	3,047,070
expiration date 7/29/19	38	0.12	184,335	2,985,090
Soybean
expiration date 3/14/19	66	(0.01)	(12,886)	2,953,500
expiration date 5/14/19	67	(0.01)	(19,312)	3,040,962
expiration date 7/12/19	67	(0.00)	(1,050)	3,082,837
Soybean Oil
expiration date 3/14/19	180	(0.07)	(108,978)	3,007,800
expiration date 5/14/19	180	(0.08)	(116,226)	3,036,960
expiration date 7/12/19	180	(0.04)	(59,586)	3,065,040
Sugar No. 11
expiration date 2/28/19	224	(0.00)	(7,101)	3,018,086
expiration date 4/30/19	223	0.01	19,432	3,022,096
expiration date 6/28/19	223	(0.13)	(200,749)	3,057,062
Wheat
expiration date 3/14/19	119	(0.20)	(315,438)	2,994,338
expiration date 5/14/19	119	(0.22)	(342,700)	3,037,475
expiration date 7/12/19	118	(0.07)	(109,488)	3,059,150
WTI Crude Oil
expiration date 1/22/19	40	(0.32)	(488,260)	1,816,400
expiration date 2/20/19	40	(0.33)	(504,050)	1,828,800
expiration date 3/20/19	39	(0.30)	(471,160)	1,797,120
expiration date 4/22/19	39	(0.25)	(383,110)	1,813,890
expiration date 5/21/19	39	(0.26)	(401,320)	1,830,270

Total Futures Contracts Long Exposure (Exchange-Traded)		(4.88)%	$(7,560,832)	$154,657,797

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $12,951,089 as of December 31, 2018.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Income:
Interest income	$2,753,909	$2,850,715	$1,356,236

Expenses:
Management fee to related party (Note 8)	1,140,124	1,436,067	1,513,176

Total expenses	1,140,124	1,436,067	1,513,176

Expense waivers (Note 8)	(134,132)	(168,949)	(178,022)

Net expenses	1,005,992	1,267,118	1,335,154

Net investment gain	1,747,917	1,583,597	21,082

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	1,961	(150)	(11,445)
Futures Contracts*	(5,896,732)	(8,933,189)	(3,917,989)

Net Realized Loss	(5,894,771)	(8,933,339)	(3,929,434)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	5,508	4,361	(5,186)
Futures Contracts	13,722,987	(8,597,597)	2,461,480

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	13,728,495	(8,593,236)	2,456,294

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	7,833,724	(17,526,575)	(1,473,140)

Net Gain (Loss)	$9,581,641	$(15,942,978)	$(1,452,058)

* Includes brokerage commissions of:	$(142,775)	$(175,786)	$(178,822)

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2019

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at September 30, 2019	50	$1,500	$(622)	$878	6,500,000	$256,974,925	$(142,865,542)	$114,109,383	$114,110,261
Creation of Units	—	—	—	—	450,000	8,021,089	—	8,021,089	8,021,089
Redemption of Units	—	—	—	—	(150,000)	(2,650,329)	—	(2,650,329)	(2,650,329)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	275,714	275,714	275,717
Net Realized Gain from Investments and Futures Contracts	—	—	16	16	—	—	2,416,150	2,416,150	2,416,166
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	43	43	—	—	5,662,896	5,662,896	5,662,939

Net Gain	—	—	62	62	—	—	8,354,760	8,354,760	8,354,822

Balance at December 31, 2019	50	$1,500	$(560)	$940	6,800,000	$262,345,685	$(134,510,782)	$127,834,903	$127,835,843

For the Year Ended December 31, 2019

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001
Creation of Units	—	—	—	—	1,050,000	18,530,911	—	18,530,911	18,530,911
Redemption of Units	—	—	—	—	(3,100,000)	(55,131,710)	—	(55,131,710)	(55,131,710)
Net Gain (Loss):
Net Investment Income	—	—	12	12	—	—	1,747,905	1,747,905	1,747,917
Net Realized Loss from Investments and Futures Contracts	—	—	(41)	(41)	—	—	(5,894,730)	(5,894,730)	(5,894,771)
Net Increase in Unrealized Appreciation/ Depreciation from Investments and Futures Contracts	—	—	94	94	—	—	13,728,401	13,728,401	13,728,495

Net Gain	—	—	65	65	—	—	9,581,576	9,581,576	9,581,641

Balance at December 31, 2019	50	$1,500	$(560)	$940	6,800,000	$262,345,685	$(134,510,782)	$127,834,903	$127,835,843

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2018

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at September 30, 2018	50	$1,500	$(596)	$904	8,800,000	$298,413,411	$(139,312,237)	$159,101,174	$159,102,078
Creation of Units	—	—	—	—	500,000	8,748,821	—	8,748,821	8,748,821
Redemption of Units	—	—	—	—	(450,000)	(8,215,748)	—	(8,215,748)	(8,215,748)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	525,065	525,065	525,068
Net Realized Loss from Investments and Futures Contracts	—	—	(11)	(11)	—	—	(1,595,570)	(1,595,570)	(1,595,581)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(21)	(21)	—	—	(3,709,616)	(3,709,616)	(3,709,637)

Net Loss	—	—	(29)	(29)	—	—	(4,780,121)	(4,780,121)	(4,780,150)

Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001

For the Year Ended December 31, 2018

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	2,750,000	51,769,691	—	51,769,691	51,769,691
Redemption of Units	—	—	—	—	(1,950,000)	(35,928,021)	—	(35,928,021)	(35,928,021)
Net Gain (Loss):
Net Investment Income	—	—	9	9	—	—	1,583,588	1,583,588	1,583,597
Net Realized Loss from Investments and Futures Contracts	—	—	(55)	(55)	—	—	(8,933,284)	(8,933,284)	(8,933,339)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(41)	(41)	—	—	(8,593,195)	(8,593,195)	(8,593,236)

Net Loss	—	—	(87)	(87)	—	—	(15,942,891)	(15,942,891)	(15,942,978)

Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2017

	General Units					Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity		Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount				Units	Amount
Balance at September 30, 2017	50	$1,500	$(562)	$938		8,550,000	$292,540,700	$(132,132,200)	$160,408,500	$160,409,438
Creation of Units	—	—	—	—		—	—	—	—	—
Redemption of Units	—	—	—	—		(500,000)	(9,435,886)	—	(9,435,886)	(9,435,886)
Net Gain (Loss):
Net Investment Income	—	—	0 *	0	*	—	—	118,482	118,482	118,482
Net Realized Gain from Investments and Futures Contracts	—	—	11	11		—	—	1,853,766	1,853,766	1,853,777
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	13	13		—	—	2,010,485	2,010,485	2,010,498

Net Gain	—	—	24	24		—	—	3,982,733	3,982,733	3,982,757

Balance at December 31, 2017	50	$1,500	$(538)	$962		8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309

For the Year Ended December 31, 2017

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595
Creation of Units	—	—	—	—	150,000	2,942,102	—	2,942,102	2,942,102
Redemption of Units	—	—	—	—	(3,450,000)	(66,194,330)	—	(66,194,330)	(66,194,330)
Net Gain (Loss):
Net Investment Income	—	—	0 *	0 *	—	—	21,082	21,082	21,082
Net Realized Loss from Investments and Futures Contracts	—	—	(24)	(24)	—	—	(3,929,410)	(3,929,410)	(3,929,434)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	19	19	—	—	2,456,275	2,456,275	2,456,294

Net Loss	—	—	(5)	(5)	—	—	(1,452,053)	(1,452,053)	(1,452,058)

Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309

*	Amount represents less than $1.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities
Net Gain (Loss)	$9,581,641	$(15,942,978)	$(1,452,058)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(525,965,574)	(691,967,507)	(656,510,527)
Proceeds from sales/maturities of investment securities	556,408,294	693,984,170	714,898,283
Net accretion of discount	(2,697,671)	(2,797,569)	(1,349,302)
Net realized gain (loss) on investment securities	(1,961)	150	11,445
Net change in unrealized appreciation/depreciation from investments	(5,508)	(4,361)	5,186
Net change in unrealized appreciation/depreciation from futures contracts	(13,722,987)	8,597,597	(2,461,480)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(15,502)	(1,920)	(61,360)
Accrued brokerage fees and expenses payable	—	—	(173,182)

Net cash provided by (used for) operating activities	23,580,732	(8,132,418)	52,907,005

Cash flows from financing activities
Proceeds from creation of Limited Units	27,279,732	43,020,870	2,942,102
Redemption of Limited Units	(55,131,710)	(35,928,021)	(66,194,330)

Net cash provided by (used for) financing activities	(27,851,978)	7,092,849	(63,252,228)

Net decrease in cash	(4,271,246)	(1,039,569)	(10,345,223)
Cash* at beginning of year	10,193,423	11,232,992	21,578,215

Cash* at end of year	$5,922,177	$10,193,423	$11,232,992

*	Includes cash held by the broker for futures contracts.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets:
Cash	$1,730,680	$1,542,378
Cash held by broker for futures contracts (Note 3)	4,191,497	8,651,045
Short-term investments (cost $115,820,868 and $143,563,956 as of December 31, 2019 and December 31, 2018, respectively)	115,831,172	143,568,752
Net unrealized appreciation on futures contracts	6,162,155	—
Receivable for capital shares sold	—	8,748,821

Total Assets	127,915,504	162,510,996

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	—	7,560,832
Net management fee payable to related party (Note 8)	79,661	95,163

Total Liabilities	79,661	7,655,995

Shareholders’ equity:
General Units:
Paid in capital – 50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(560)	(625)

Total General Units	940	875

Limited Units:
Paid in capital – 6,800,000 and 8,850,000 redeemable shares issued and outstanding (unlimited authorized) as of December 31, 2019 and December 31, 2018, respectively	262,345,685	298,946,484
Accumulated deficit	(134,510,782)	(144,092,358)

Total Limited Units	127,834,903	154,854,126

Total shareholders’ equity	127,835,843	154,855,001

Total liabilities and shareholders’ equity	$127,915,504	$162,510,996

Net asset value per share
General Units	$18.80	$17.50

Limited Units	$18.80	$17.50

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2019

Description	Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.69%, 1/2/20*	22.68%	$29,000,000	$29,000,000
1.65%, 1/23/20*	22.67	28,975,217	29,000,000
1.55%, 2/20/20* (a)	22.64	28,940,397	29,000,000
1.57%, 3/12/20*	22.62	28,915,558	29,000,000

Total U.S. Treasury Obligations (Cost: $115,820,868)	90.61%	$115,831,172	$116,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/16/20	98	0.12%	$155,530	$2,489,200
expiration date 5/13/20	99	0.12	159,550	2,515,590
expiration date 7/16/20	99	0.04	45,850	2,510,640
Coffee “C”
expiration date 3/19/20	51	0.31	399,787	2,480,513
expiration date 5/18/20	51	0.31	394,162	2,522,587
expiration date 7/21/20	50	0.21	271,069	2,511,562
Copper
expiration date 3/27/20	36	0.12	153,663	2,517,300
expiration date 5/27/20	36	0.13	164,163	2,526,750
expiration date 7/29/20	35	0.07	85,050	2,462,688
Corn
expiration date 3/13/20	127	(0.11)	(143,788)	2,462,213
expiration date 5/14/20	127	(0.11)	(135,112)	2,506,662
expiration date 7/14/20	127	0.00	3,863	2,546,350
Cotton No. 2
expiration date 3/9/20	72	0.13	160,700	2,485,800
expiration date 5/6/20	72	0.22	275,285	2,526,480
expiration date 7/9/20	71	0.08	106,580	2,518,725
Gold 100 Ounce
expiration date 2/26/20	17	0.12	153,660	2,589,270
expiration date 4/28/20	16	0.02	23,480	2,446,880
expiration date 6/26/20	16	0.04	57,060	2,456,160
Lean Hogs
expiration date 2/14/20	57	(0.00)	(4,330)	1,628,490
expiration date 4/15/20	58	(0.02)	(23,410)	1,807,860
expiration date 6/12/20	57	(0.03)	(32,640)	2,038,890
expiration date 7/15/20	57	(0.04)	(46,170)	2,035,470
Live Cattle
expiration date 2/28/20	51	0.17	214,010	2,568,870
expiration date 4/30/20	50	0.15	187,730	2,543,500
expiration date 6/30/20	50	0.02	21,140	2,378,000

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2019

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Natural Gas
expiration date 1/29/20	69	(0.17)%	$(217,420)	$1,510,410
expiration date 2/26/20	69	(0.14)	(181,710)	1,489,020
expiration date 3/27/20	69	(0.06)	(75,920)	1,482,810
expiration date 4/28/20	69	(0.08)	(99,440)	1,509,720
expiration date 5/27/20	69	(0.07)	(92,310)	1,549,740
NY Harbor ULSD
expiration date 1/31/20	18	0.11	135,677	1,529,237
expiration date 2/28/20	18	0.11	137,264	1,524,474
expiration date 3/31/20	18	0.11	145,618	1,511,773
expiration date 4/30/20	18	0.06	82,820	1,500,055
expiration date 5/29/20	17	0.06	78,074	1,407,508
Platinum
expiration date 4/28/20	77	0.19	244,550	3,764,530
expiration date 7/29/20	76	0.21	270,210	3,737,680
Silver
expiration date 3/27/20	28	0.06	78,295	2,508,940
expiration date 5/27/20	28	0.06	74,040	2,521,260
expiration date 7/29/20	27	0.06	75,760	2,442,015
Soybean
expiration date 3/13/20	52	0.09	118,475	2,484,300
expiration date 5/14/20	52	0.10	127,738	2,518,750
expiration date 7/14/20	51	0.03	34,225	2,498,363
Soybean Oil
expiration date 3/13/20	119	0.22	280,872	2,482,578
expiration date 5/14/20	119	0.23	290,004	2,503,284
expiration date 7/14/20	119	0.15	194,940	2,524,704
Sugar No. 11
expiration date 2/28/20	166	0.08	102,984	2,495,046
expiration date 4/30/20	165	0.12	148,053	2,502,192
expiration date 6/30/20	165	0.12	153,742	2,524,368
Wheat
expiration date 3/13/20	90	0.19	237,137	2,514,375
expiration date 5/14/20	89	0.18	229,225	2,499,788
expiration date 7/14/20	89	0.12	159,650	2,507,575
WTI Crude Oil
expiration date 1/21/20	25	0.13	164,900	1,526,500
expiration date 2/20/20	25	0.16	209,410	1,519,250
expiration date 3/20/20	25	0.16	208,020	1,510,250
expiration date 4/21/20	25	0.08	99,900	1,499,250
expiration date 5/19/20	24	0.08	100,490	1,426,560

Total Futures Contracts Long Exposure (Exchange-Traded)		4.82%	$6,162,155	$127,602,755

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $9,979,447 as of December 31, 2019.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2018

Description	Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
2.29%, 1/17/19*	27.10%	$41,960,100	$42,000,000
2.33%, 2/7/19*	17.39	26,936,314	27,000,000
2.38%, 2/28/19* (a)	25.73	39,849,504	40,000,000
2.39%, 3/21/19*	22.49	34,822,834	35,000,000

Total U.S. Treasury Obligations (Cost: $143,563,956)	92.71%	$143,568,752	$144,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/14/19	125	0.19%	$294,300	$3,020,000
expiration date 5/15/19	124	0.21	319,790	3,036,760
expiration date 7/16/19	124	0.10	155,170	3,050,400
Coffee “C”
expiration date 3/19/19	77	(0.13)	(205,594)	2,940,919
expiration date 5/20/19	77	(0.13)	(195,150)	3,030,431
expiration date 7/19/19	78	(0.22)	(333,431)	3,153,150
Copper
expiration date 3/27/19	46	(0.10)	(148,663)	3,025,650
expiration date 5/29/19	46	(0.10)	(152,875)	3,032,550
expiration date 7/29/19	46	(0.08)	(126,363)	3,037,150
Corn
expiration date 3/14/19	159	(0.04)	(67,262)	2,981,250
expiration date 5/14/19	159	(0.04)	(55,612)	3,044,850
expiration date 7/12/19	158	(0.03)	(48,875)	3,086,925
Cotton No. 2
expiration date 3/7/19	83	(0.31)	(479,230)	2,996,300
expiration date 5/8/19	83	(0.27)	(410,890)	3,050,250
expiration date 7/9/19	82	(0.19)	(293,870)	3,059,830
Gold 100 Ounce
expiration date 2/26/19	24	(0.02)	(33,380)	3,075,120
expiration date 4/26/19	24	0.08	123,000	3,090,480
expiration date 6/26/19	23	0.07	111,220	2,976,660
Lean Hogs
expiration date 2/14/19	78	(0.01)	(22,640)	1,902,420
expiration date 4/12/19	78	(0.01)	(23,290)	2,092,740
expiration date 6/14/19	78	0.00	2,400	2,541,240
expiration date 7/15/19	78	(0.00)	(6,130)	2,573,220
Live Cattle
expiration date 2/28/19	62	0.10	158,940	3,072,100
expiration date 4/30/19	62	0.11	173,850	3,131,000
expiration date 6/28/19	62	0.05	76,750	2,903,460

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2018

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Natural Gas
expiration date 1/29/19	65	(0.17)%	$(258,970)	$1,911,000
expiration date 2/26/19	65	(0.16)	(247,080)	1,853,150
expiration date 3/27/19	65	(0.03)	(41,290)	1,743,950
expiration date 4/26/19	66	(0.02)	(30,210)	1,763,520
expiration date 5/29/19	66	(0.01)	(17,480)	1,793,220
NY Harbor ULSD
expiration date 1/31/19	26	(0.25)	(388,950)	1,833,905
expiration date 2/28/19	26	(0.26)	(401,738)	1,823,531
expiration date 3/29/19	26	(0.27)	(416,829)	1,808,461
expiration date 4/30/19	26	(0.27)	(421,235)	1,807,151
expiration date 5/31/19	26	(0.25)	(394,498)	1,815,778
Platinum
expiration date 4/26/19	113	(0.11)	(169,965)	4,523,390
expiration date 7/29/19	113	(0.22)	(343,140)	4,551,640
Silver
expiration date 3/27/19	39	0.04	55,325	3,030,300
expiration date 5/29/19	39	0.03	40,710	3,047,070
expiration date 7/29/19	38	0.12	184,335	2,985,090
Soybean
expiration date 3/14/19	66	(0.01)	(12,886)	2,953,500
expiration date 5/14/19	67	(0.01)	(19,312)	3,040,962
expiration date 7/12/19	67	(0.00)	(1,050)	3,082,837
Soybean Oil
expiration date 3/14/19	180	(0.07)	(108,978)	3,007,800
expiration date 5/14/19	180	(0.08)	(116,226)	3,036,960
expiration date 7/12/19	180	(0.04)	(59,586)	3,065,040
Sugar No. 11
expiration date 2/28/19	224	(0.00)	(7,101)	3,018,086
expiration date 4/30/19	223	0.01	19,432	3,022,096
expiration date 6/28/19	223	(0.13)	(200,749)	3,057,062
Wheat
expiration date 3/14/19	119	(0.20)	(315,438)	2,994,338
expiration date 5/14/19	119	(0.22)	(342,700)	3,037,475
expiration date 7/12/19	118	(0.07)	(109,488)	3,059,150
WTI Crude Oil
expiration date 1/22/19	40	(0.32)	(488,260)	1,816,400
expiration date 2/20/19	40	(0.33)	(504,050)	1,828,800
expiration date 3/20/19	39	(0.30)	(471,160)	1,797,120
expiration date 4/22/19	39	(0.25)	(383,110)	1,813,890
expiration date 5/21/19	39	(0.26)	(401,320)	1,830,270

Total Futures Contracts Long Exposure (Exchange-Traded)		(4.88)%	$(7,560,832)	$154,657,797

*	Interest rate shown reflects the yield to maturity at the time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $12,951,089 as of December 31, 2018.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Income and Expenses

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Income:
Interest income	$2,753,909	$2,850,715	$1,356,236

Expenses:
Management fee to related party (Note 8)	1,140,124	1,436,067	1,513,176

Total expenses	1,140,124	1,436,067	1,513,176

Expense waivers (Note 8)	(134,132)	(168,949)	(178,022)

Net expenses	1,005,992	1,267,118	1,335,154

Net investment gain	1,747,917	1,583,597	21,082

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	1,961	(150)	(11,445)
Futures Contracts*	(5,896,732)	(8,933,189)	(3,917,989)

Net Realized Loss	(5,894,771)	(8,933,339)	(3,929,434)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	5,508	4,361	(5,186)
Futures Contracts	13,722,987	(8,597,597)	2,461,480

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	13,728,495	(8,593,236)	2,456,294

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	7,833,724	(17,526,575)	(1,473,140)

Net Gain (Loss)	$9,581,641	$(15,942,978)	$(1,452,058)

* Includes brokerage commissions of:	$(142,775)	$(175,786)	$(178,822)

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2019

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at September 30, 2019	50	$1,500	$(622)	$878	6,500,000	$256,974,925	$(142,865,542)	$114,109,383	$114,110,261
Creation of Units	—	—	—	—	450,000	8,021,089	—	8,021,089	8,021,089
Redemption of Units	—	—	—	—	(150,000)	(2,650,329)	—	(2,650,329)	(2,650,329)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	275,714	275,714	275,717
Net Realized Gain from Investments and Futures Contracts	—	—	16	16	—	—	2,416,150	2,416,150	2,416,166
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	43	43	—	—	5,662,896	5,662,896	5,662,939

Net Gain	—	—	62	62	—	—	8,354,760	8,354,760	8,354,822

Balance at December 31, 2019	50	$1,500	$(560)	$940	6,800,000	$262,345,685	$(134,510,782)	$127,834,903	$127,835,843

For the Year Ended December 31, 2019

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001
Creation of Units	—	—	—	—	1,050,000	18,530,911	—	18,530,911	18,530,911
Redemption of Units	—	—	—	—	(3,100,000)	(55,131,710)	—	(55,131,710)	(55,131,710)
Net Gain (Loss):
Net Investment Income	—	—	12	12	—	—	1,747,905	1,747,905	1,747,917
Net Realized Loss from Investments and Futures Contracts	—	—	(41)	(41)	—	—	(5,894,730)	(5,894,730)	(5,894,771)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	94	94	—	—	13,728,401	13,728,401	13,728,495

Net Gain	—	—	65	65	—	—	9,581,576	9,581,576	9,581,641

Balance at December 31, 2019	50	$1,500	$(560)	$940	6,800,000	$262,345,685	$(134,510,782)	$127,834,903	$127,835,843

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2018

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at September 30, 2018	50	$1,500	$(596)	$904	8,800,000	$298,413,411	$(139,312,237)	$159,101,174	$159,102,078
Creation of Units	—	—	—	—	500,000	8,748,821	—	8,748,821	8,748,821
Redemption of Units	—	—	—	—	(450,000)	(8,215,748)	—	(8,215,748)	(8,215,748)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	525,065	525,065	525,068
Net Realized Loss from Investments and Futures Contracts	—	—	(11)	(11)	—	—	(1,595,570)	(1,595,570)	(1,595,581)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(21)	(21)	—	—	(3,709,616)	(3,709,616)	(3,709,637)

Net Loss	—	—	(29)	(29)	—	—	(4,780,121)	(4,780,121)	(4,780,150)

Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001

For the Year Ended December 31, 2018

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309
Creation of Units	—	—	—	—	2,750,000	51,769,691	—	51,769,691	51,769,691
Redemption of Units	—	—	—	—	(1,950,000)	(35,928,021)	—	(35,928,021)	(35,928,021)
Net Gain (Loss):
Net Investment Income	—	—	9	9	—	—	1,583,588	1,583,588	1,583,597
Net Realized Loss from Investments and Futures Contracts	—	—	(55)	(55)	—	—	(8,933,284)	(8,933,284)	(8,933,339)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(41)	(41)	—	—	(8,593,195)	(8,593,195)	(8,593,236)

Net Loss	—	—	(87)	(87)	—	—	(15,942,891)	(15,942,891)	(15,942,978)

Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2017

	General Units					Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity		Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount				Units	Amount
Balance at September 30, 2017	50	$1,500	$(562)	$938		8,550,000	$292,540,700	$(132,132,200)	$160,408,500	$160,409,438
Creation of Units	—	—	—	—		—	—	—	—	—
Redemption of Units	—	—	—	—		(500,000)	(9,435,886)	—	(9,435,886)	(9,435,886)
Net Gain (Loss):
Net Investment Income	—	—	0 *	0	*	—	—	118,482	118,482	118,482
Net Realized Gain from Investments and Futures Contracts	—	—	11	11		—	—	1,853,766	1,853,766	1,853,777
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	13	13		—	—	2,010,485	2,010,485	2,010,498

Net Gain	—	—	24	24		—	—	3,982,733	3,982,733	3,982,757

Balance at December 31, 2017	50	$1,500	$(538)	$962		8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309

For the Year Ended December 31, 2017

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595
Creation of Units	—	—	—	—	150,000	2,942,102	—	2,942,102	2,942,102
Redemption of Units	—	—	—	—	(3,450,000)	(66,194,330)	—	(66,194,330)	(66,194,330)
Net Gain (Loss):
Net Investment Income	—	—	0 *	0 *	—	—	21,082	21,082	21,082
Net Realized Loss from Investments and Futures Contracts	—	—	(24)	(24)	—	—	(3,929,410)	(3,929,410)	(3,929,434)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	19	19	—	—	2,456,275	2,456,275	2,456,294

Net Loss	—	—	(5)	(5)	—	—	(1,452,053)	(1,452,053)	(1,452,058)

Balance at December 31, 2017	50	$1,500	$(538)	$962	8,050,000	$283,104,814	$(128,149,467)	$154,955,347	$154,956,309

*	Amount represents less than $1.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities
Net Gain (Loss)	$9,581,641	$(15,942,978)	$(1,452,058)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(525,965,574)	(691,967,507)	(656,510,527)
Proceeds from sales/maturities of investment securities	556,408,294	693,984,170	714,898,283
Net accretion of discount	(2,697,671)	(2,797,569)	(1,349,302)
Net realized gain (loss) on investment securities	(1,961)	150	11,445
Net change in unrealized appreciation/depreciation from investments	(5,508)	(4,361)	5,186
Net change in unrealized appreciation/depreciation from futures contracts	(13,722,987)	8,597,597	(2,461,480)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(15,502)	(1,920)	(61,360)
Accrued brokerage fees and expenses payable	—	—	(173,182)

Net cash provided by (used for) operating activities	23,580,732	(8,132,418)	52,907,005

Cash flows from financing activities
Proceeds from creation of Limited Units	27,279,732	43,020,870	2,942,102
Redemption of Limited Units	(55,131,710)	(35,928,021)	(66,194,330)

Net cash provided by (used for) financing activities	(27,851,978)	7,092,849	(63,252,228)

Net decrease in cash	(4,271,246)	(1,039,569)	(10,345,223)
Cash* at beginning of year	10,193,423	11,232,992	21,578,215

Cash* at end of year	$5,922,177	$10,193,423	$11,232,992

*	Includes cash held by the broker for futures contracts.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Consolidated Financial Statements

Years Ended December 31, 2019, 2018, 2017

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

The Fund and Master Fund commenced investment operations on January 23, 2008, with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 under the symbol “GCC.” The term of the Fund is perpetual, unless terminated earlier in certain circumstances as defined in the Trust Agreements (as defined in Note 2 – Service Providers and Related Party Agreements).

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

The Managing Owner and the Funds retain the services of third party service providers for the ongoing operations of the Funds. See Note 2 – Service Providers and Related Party Agreements.

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

In accordance with Accounting Standards Update (‘‘ASU’’) 2013-08, Financial Services-Investment Companies (‘‘ASU Topic 946’’), the Funds each qualify as an investment company and are applying ASC Topic 946 accounting and reporting guidance for investment companies.

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

(g) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended December 31, 2019 and when the financial statements were issued on February 21, 2020.

During that period, no Shares were created and 550,000 Shares were redeemed for $10,139,270, resulting in 6,250,050 Total Shares outstanding.

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Master Fund’s assets and liabilities at fair value as of December 31, 2019, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$115,831,172	$—	$115,831,172
Unrealized appreciation on futures contracts	6,162,155	—	—	6,162,155

Total	$6,162,155	$115,831,172	$—	$121,993,327

The Master Fund did not hold any Level 3 securities during the year ended December 31, 2019.

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

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of December 31, 2019, the Master Fund was invested in Commodity Futures. For the years ended December 31, 2019 and 2018, the volumes of derivative activity (based on average month-end notional amounts) were $134,094,833 and $167,547,151, respectively.

The fair value of derivative instruments at December 31, 2019 and 2018, were as follows:

As of:	Derivative Instruments	Asset Derivatives(i)	Liability Derivatives(ii)
December 31, 2019	Commodity Futures	$6,162,155	$—
December 31, 2018	Commodity Futures	$—	$7,560,832

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the years ended December 31, 2019, 2018 and 2017:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments(i)	Net Change in Unrealized Gain (Loss) on Derivative Instruments(ii)
Year ended December 31, 2019	Commodity Futures	$(5,896,732)	$13,722,987
Year ended December 31, 2018	Commodity Futures	$(8,933,189)	$(8,597,597)
Year ended December 31, 2017	Commodity Futures	$(3,917,989)	$2,461,480

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. The Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the years ended December 31, 2019, 2018 and 2017, the Management Fee paid by the Master Fund was as follows:

Period	Management Fee	Voluntary Fee Waiver	Net Management Fee
Year ended December 31, 2019	$1,140,124	$(134,132)	$1,005,992
Year ended December 31, 2018	$1,436,067	$(168,949)	$1,267,118
Year ended December 31, 2017	$1,513,176	$(178,022)	$1,335,154

(b) Brokerage Commissions

Brokerage commissions are charged against the Fund’s assets on a per transaction basis. Brokerage commissions incurred for the years ended December 31, 2019, 2018 and 2017 were $142,775, $175,786 and $178,822, respectively.

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

(10) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of December 31, 2019, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(11) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Net Asset Value
Net asset value per Limited Share, beginning of year	$17.50	$19.25	$19.35
Investment operations:
Net realized and unrealized gain (loss)(1)	1.07	(1.93)	(0.10)
Net investment income(2)	0.23	0.18	0.00 (3)

Net increase (decrease) in net assets from operations	1.30	(1.75)	(0.10)

Net asset value per Limited Share, end of year	$18.80	$17.50	$19.25

Total Return, at net asset value(4)	7.43%	(9.09)%	(0.52)%

Ratios/ Supplemental Data:
Net assets, end of year (000’s omitted)	$127,836	$154,855	$154,956
Ratios to average net assets of:
Net investment income	1.30%	0.94%	0.01%

Expenses, prior to expense waivers	0.85%	0.85%	0.85%

Expenses, net of expense waivers	0.75%	0.75%	0.75%

(1)	Includes brokerage commissions of approximately $(0.02) per share for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 8(b) on page F-35.
(2)	Based on average shares outstanding.
(3)	Amount represents less than $0.01.
(4)	For the periods in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived. See Note 8(a) on page F-35.

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

Date: February 21, 2020

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 21, 2020

WisdomTree Commodity Services, LLC, Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Jeremy Schwartz
Jeremy Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2020

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 21, 2020