Form 10-Q
period 2020-03-31
WisdomTree Continuous Commodity Index Master Fund; WisdomTree Continuous Commodity Index Fund
filed 2020-05-08
CIK 1379527, 1379606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2020: 4,950,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

March 31, 2020 (unaudited) and December 31, 2019

	March 31, 2020 (unaudited)	December 31, 2019
Assets:
Cash	$4,592,044	$1,730,680
Cash held by broker for futures contracts (Note 3)	18,923,056	4,191,497
Short-term investments (cost $64,937,477 and $115,820,868 as of March 31, 2020 and December 31, 2019, respectively)	64,998,203	115,831,172
Net unrealized appreciation on futures contracts	—	6,162,155

Total Assets	88,513,303	127,915,504

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	13,583,079	—
Net management fee payable to related party (Note 8)	54,112	79,661

Total Liabilities	13,637,191	79,661

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(759)	(560)

Total General Units	741	940

Limited Units:
Paid in capital—5,050,000 and 6,800,000 redeemable shares issued and outstanding (unlimited authorized) as of March 31, 2020 and December 31, 2019, respectively	232,672,819	262,345,685
Accumulated deficit	(157,797,448)	(134,510,782)

Total Limited Units	74,875,371	127,834,903

Total shareholders’ equity	74,876,112	127,835,843

Total liabilities and shareholders’ equity	$88,513,303	$127,915,504

Net asset value per share
General Units	$14.83	$18.80

Limited Units	$14.83	$18.80

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

March 31, 2020

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.54%, 4/2/20*		32.05%	$24,000,007	$24,000,000
1.53%, 4/23/20*		28.05	20,999,724	21,000,000
1.56%, 5/21/20*(a)		26.71	19,998,472	20,000,000

Total U.S. Treasury Obligations (Cost: $64,937,477)		86.81%	$64,998,203	$65,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 5/13/20	65	(0.25)%	$(186,090)	$1,461,850
expiration date 7/16/20	65	(0.24)	(179,290)	1,468,350
expiration date 9/15/20	64	(0.46)	(342,330)	1,450,880
Coffee “C”
expiration date 5/18/20	33	0.05	35,269	1,479,431
expiration date 7/21/20	32	0.01	9,019	1,444,200
expiration date 9/18/20	32	0.14	106,575	1,452,600
Copper
expiration date 5/27/20	27	(0.28)	(208,912)	1,503,900
expiration date 7/29/20	26	(0.38)	(284,063)	1,451,775
expiration date 9/28/20	26	(0.29)	(213,838)	1,454,375
Corn
expiration date 5/14/20	85	(0.32)	(238,213)	1,448,188
expiration date 7/14/20	85	(0.27)	(200,750)	1,470,500
expiration date 9/14/20	85	(0.20)	(148,737)	1,486,437
Cotton No. 2
expiration date 5/6/20	87	(0.76)	(569,530)	2,224,155
expiration date 7/9/20	86	(0.91)	(685,035)	2,188,700
Gold 100 Ounce
expiration date 6/26/20	14	0.10	78,100	2,235,240
expiration date 8/27/20	13	0.03	20,860	2,075,580
Lean Hogs
expiration date 4/15/20	37	(0.44)	(332,120)	772,560
expiration date 6/12/20	37	(0.37)	(279,450)	892,810
expiration date 7/15/20	37	(0.39)	(295,150)	957,930
expiration date 8/14/20	36	(0.31)	(233,600)	941,760
expiration date 10/14/20	37	(0.22)	(161,580)	842,120
Live Cattle
expiration date 6/30/20	39	(0.48)	(356,210)	1,436,370
expiration date 8/31/20	39	(0.44)	(329,120)	1,460,160
expiration date 10/30/20	39	(0.27)	(204,580)	1,512,420
Natural Gas
expiration date 4/28/20	47	(0.31)	(231,490)	770,800
expiration date 5/27/20	47	(0.28)	(211,950)	825,320
expiration date 6/26/20	47	(0.21)	(153,830)	898,640
expiration date 7/29/20	48	(0.06)	(46,070)	949,440
expiration date 8/27/20	48	(0.05)	(37,840)	962,880
NY Harbor ULSD
expiration date 4/30/20	20	(0.71)	(535,319)	841,260
expiration date 5/29/20	20	(0.66)	(491,564)	854,784
expiration date 6/30/20	20	(0.71)	(527,944)	874,860
expiration date 7/31/20	20	(0.49)	(365,589)	902,076
expiration date 8/31/20	20	(0.52)	(391,587)	930,804
Platinum
expiration date 7/29/20	61	(0.42)	(317,190)	2,226,195
expiration date 10/28/20	60	(0.56)	(419,250)	2,192,400

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

March 31, 2020

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 5/27/20	21	(0.27)%	$(202,145)	$1,486,380
expiration date 7/29/20	21	(0.27)	(205,295)	1,490,055
expiration date 9/28/20	20	(0.37)	(277,720)	1,423,200
Soybean
expiration date 5/14/20	33	(0.06)	(48,475)	1,461,900
expiration date 7/14/20	33	(0.10)	(75,700)	1,467,675
expiration date 8/14/20	33	(0.13)	(97,150)	1,466,437
Soybean Oil
expiration date 5/14/20	54	(0.20)	(149,976)	875,124
expiration date 7/14/20	54	(0.20)	(147,894)	886,464
expiration date 8/14/20	53	(0.28)	(208,452)	874,818
expiration date 9/14/20	53	(0.16)	(121,260)	879,588
expiration date 10/14/20	53	(0.16)	(120,762)	884,358
Sugar No. 11
expiration date 4/30/20	124	(0.41)	(306,107)	1,447,130
expiration date 6/30/20	123	(0.42)	(312,133)	1,446,480
expiration date 9/30/20	123	(0.64)	(479,450)	1,482,298
Wheat
expiration date 5/14/20	52	0.16	121,800	1,478,750
expiration date 7/14/20	52	0.11	81,388	1,462,500
expiration date 9/14/20	52	0.06	42,300	1,469,650
WTI Crude Oil
expiration date 4/21/20	33	(0.83)	(622,470)	675,840
expiration date 5/19/20	33	(0.64)	(477,790)	808,830
expiration date 6/22/20	33	(0.53)	(397,080)	913,770
expiration date 7/21/20	33	(0.46)	(344,500)	983,070
expiration date 8/20/20	33	(0.41)	(305,810)	1,026,960

Total Futures Contracts Long Exposure (Exchange-Traded)		(18.14)%	$(13,583,079)	$74,733,027

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $5,999,542 as of March 31, 2020.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2019

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.69%, 1/2/20*		22.68%	$29,000,000	$29,000,000
1.65%, 1/23/20*		22.67	28,975,217	29,000,000
1.55%, 2/20/20*(a)		22.64	28,940,397	29,000,000
1.57%, 3/12/20*		22.62	28,915,558	29,000,000

Total U.S. Treasury Obligations (Cost: $115,820,868)		90.61%	$115,831,172	$116,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/16/20	98	0.12%	$155,530	$2,489,200
expiration date 5/13/20	99	0.12	159,550	2,515,590
expiration date 7/16/20	99	0.04	45,850	2,510,640
Coffee “C”
expiration date 3/19/20	51	0.31	399,787	2,480,513
expiration date 5/18/20	51	0.31	394,162	2,522,587
expiration date 7/21/20	50	0.21	271,069	2,511,562
Copper
expiration date 3/27/20	36	0.12	153,663	2,517,300
expiration date 5/27/20	36	0.13	164,163	2,526,750
expiration date 7/29/20	35	0.07	85,050	2,462,688
Corn
expiration date 3/13/20	127	(0.11)	(143,788)	2,462,213
expiration date 5/14/20	127	(0.11)	(135,112)	2,506,662
expiration date 7/14/20	127	0.00	3,863	2,546,350
Cotton No. 2
expiration date 3/9/20	72	0.13	160,700	2,485,800
expiration date 5/6/20	72	0.22	275,285	2,526,480
expiration date 7/9/20	71	0.08	106,580	2,518,725
Gold 100 Ounce
expiration date 2/26/20	17	0.12	153,660	2,589,270
expiration date 4/28/20	16	0.02	23,480	2,446,880
expiration date 6/26/20	16	0.04	57,060	2,456,160
Lean Hogs
expiration date 2/14/20	57	(0.00)	(4,330)	1,628,490
expiration date 4/15/20	58	(0.02)	(23,410)	1,807,860
expiration date 6/12/20	57	(0.03)	(32,640)	2,038,890
expiration date 7/15/20	57	(0.04)	(46,170)	2,035,470
Live Cattle
expiration date 2/28/20	51	0.17	214,010	2,568,870
expiration date 4/30/20	50	0.15	187,730	2,543,500
expiration date 6/30/20	50	0.02	21,140	2,378,000
Natural Gas
expiration date 1/29/20	69	(0.17)	(217,420)	1,510,410
expiration date 2/26/20	69	(0.14)	(181,710)	1,489,020
expiration date 3/27/20	69	(0.06)	(75,920)	1,482,810
expiration date 4/28/20	69	(0.08)	(99,440)	1,509,720
expiration date 5/27/20	69	(0.07)	(92,310)	1,549,740
NY Harbor ULSD
expiration date 1/31/20	18	0.11	135,677	1,529,237
expiration date 2/28/20	18	0.11	137,264	1,524,474
expiration date 3/31/20	18	0.11	145,618	1,511,773
expiration date 4/30/20	18	0.06	82,820	1,500,055
expiration date 5/29/20	17	0.06	78,074	1,407,508

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2019

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Platinum
expiration date 4/28/20	77	0.19%	$244,550	$3,764,530
expiration date 7/29/20	76	0.21	270,210	3,737,680
Silver
expiration date 3/27/20	28	0.06	78,295	2,508,940
expiration date 5/27/20	28	0.06	74,040	2,521,260
expiration date 7/29/20	27	0.06	75,760	2,442,015
Soybean
expiration date 3/13/20	52	0.09	118,475	2,484,300
expiration date 5/14/20	52	0.10	127,738	2,518,750
expiration date 7/14/20	51	0.03	34,225	2,498,363
Soybean Oil
expiration date 3/13/20	119	0.22	280,872	2,482,578
expiration date 5/14/20	119	0.23	290,004	2,503,284
expiration date 7/14/20	119	0.15	194,940	2,524,704
Sugar No. 11
expiration date 2/28/20	166	0.08	102,984	2,495,046
expiration date 4/30/20	165	0.12	148,053	2,502,192
expiration date 6/30/20	165	0.12	153,742	2,524,368
Wheat
expiration date 3/13/20	90	0.19	237,137	2,514,375
expiration date 5/14/20	89	0.18	229,225	2,499,788
expiration date 7/14/20	89	0.12	159,650	2,507,575
WTI Crude Oil
expiration date 1/21/20	25	0.13	164,900	1,526,500
expiration date 2/20/20	25	0.16	209,410	1,519,250
expiration date 3/20/20	25	0.16	208,020	1,510,250
expiration date 4/21/20	25	0.08	99,900	1,499,250
expiration date 5/19/20	24	0.08	100,490	1,426,560

Total Futures Contracts Long Exposure (Exchange-Traded)		4.82%	$6,162,155	$127,602,755

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $9,979,447 as of December 31, 2019.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2020 and 2019

	2020	2019
Income:
Interest income	$384,321	$876,181
Expenses:
Management fee to related party (Note 8)	224,147	333,761

Total expenses	224,147	333,761

Expense waivers (Note 8)	(26,370)	(39,266)

Net expenses	197,777	294,495

Net investment income	186,544	581,686

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	14,440	(762)
Futures Contracts*	(3,793,037)	(2,588,865)

Net Realized Loss	(3,778,597)	(2,589,627)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	50,422	(1,341)
Futures Contracts	(19,745,234)	7,192,369

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	(19,694,812)	7,191,028

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(23,473,409)	4,601,401

Net Gain (Loss)	$(23,286,865)	$5,183,087

* Includes brokerage commissions of:	$30,287	$38,944

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2020

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2019	50	$1,500	$(560)	$940	6,800,000	$262,345,685	$(134,510,782)	$127,834,903	$127,835,843
Creation of Units	—	—	—	—	—	—	—	—	—
Redemption of Units	—	—	—	—	(1,750,000)	(29,672,866)	—	(29,672,866)	(29,672,866)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	186,541	186,541	186,544
Net Realized Loss from Investments and Futures Contracts	—	—	(40)	(40)	—	—	(3,778,557)	(3,778,557)	(3,778,597)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(162)	(162)	—	—	(19,694,650)	(19,694,650)	(19,694,812)

Net Loss	—	—	(199)	(199)	—	—	(23,286,666)	(23,286,666)	(23,286,865)

Balance at March 31, 2020	50	$1,500	$(759)	$741	5,050,000	$232,672,819	$(157,797,448)	$74,875,371	$74,876,112

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net Gain (Loss)	$(23,286,865)	$5,183,087
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(85,678,490)	(167,148,710)
Proceeds from sales/maturities of investment securities	136,953,522	171,965,594
Net accretion of discount	(377,201)	(859,883)
Net realized gain (loss) on investment securities	(14,440)	762
Net change in unrealized appreciation/depreciation from investments	(50,422)	1,341
Net change in unrealized appreciation/depreciation from futures contracts	19,745,234	(7,192,369)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(25,549)	1,666

Net cash provided by operating activities	47,265,789	1,951,488

Cash flows from financing activities
Proceeds from creation of Limited Units	—	19,258,643
Redemption of Limited Units	(29,672,866)	(27,140,105)

Net cash used for financing activities	(29,672,866)	(7,881,462)

Net increase (decrease) in cash	17,592,923	(5,929,974)
Cash* at beginning of period	5,922,177	10,193,423

Cash* at end of period	$23,515,100	$4,263,449

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

March 31, 2020 (unaudited) and December 31, 2019

	March 31, 2020 (unaudited)	December 31, 2019
Assets:
Cash	$4,592,044	$1,730,680
Cash held by broker for futures contracts (Note 3)	18,923,056	4,191,497
Short-term investments (cost $64,937,477 and $115,820,868 as of March 31, 2020 and December 31, 2019, respectively)	64,998,203	115,831,172
Net unrealized appreciation on futures contracts	—	6,162,155

Total Assets	88,513,303	127,915,504

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	13,583,079	—
Net management fee payable to related party (Note 8)	54,112	79,661

Total Liabilities	13,637,191	79,661

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(759)	(560)

Total General Units	741	940

Limited Units:
Paid in capital—5,050,000 and 6,800,000 redeemable shares issued and outstanding (unlimited authorized) as of March 31, 2020 and December 31, 2019, respectively	232,672,819	262,345,685
Accumulated deficit	(157,797,448)	(134,510,782)

Total Limited Units	74,875,371	127,834,903

Total shareholders’ equity	74,876,112	127,835,843

Total liabilities and shareholders’ equity	$88,513,303	$127,915,504

Net asset value per share
General Units	$14.83	$18.80

Limited Units	$14.83	$18.80

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

March 31, 2020

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.54%, 4/2/20*		32.05%	$24,000,007	$24,000,000
1.53%, 4/23/20*		28.05	20,999,724	21,000,000
1.56%, 5/21/20*(a)		26.71	19,998,472	20,000,000

Total U.S. Treasury Obligations (Cost: $64,937,477)		86.81%	$64,998,203	$65,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 5/13/20	65	(0.25)%	$(186,090)	$1,461,850
expiration date 7/16/20	65	(0.24)	(179,290)	1,468,350
expiration date 9/15/20	64	(0.46)	(342,330)	1,450,880
Coffee “C”
expiration date 5/18/20	33	0.05	35,269	1,479,431
expiration date 7/21/20	32	0.01	9,019	1,444,200
expiration date 9/18/20	32	0.14	106,575	1,452,600
Copper
expiration date 5/27/20	27	(0.28)	(208,912)	1,503,900
expiration date 7/29/20	26	(0.38)	(284,063)	1,451,775
expiration date 9/28/20	26	(0.29)	(213,838)	1,454,375
Corn
expiration date 5/14/20	85	(0.32)	(238,213)	1,448,188
expiration date 7/14/20	85	(0.27)	(200,750)	1,470,500
expiration date 9/14/20	85	(0.20)	(148,737)	1,486,437
Cotton No. 2
expiration date 5/6/20	87	(0.76)	(569,530)	2,224,155
expiration date 7/9/20	86	(0.91)	(685,035)	2,188,700
Gold 100 Ounce
expiration date 6/26/20	14	0.10	78,100	2,235,240
expiration date 8/27/20	13	0.03	20,860	2,075,580
Lean Hogs
expiration date 4/15/20	37	(0.44)	(332,120)	772,560
expiration date 6/12/20	37	(0.37)	(279,450)	892,810
expiration date 7/15/20	37	(0.39)	(295,150)	957,930
expiration date 8/14/20	36	(0.31)	(233,600)	941,760
expiration date 10/14/20	37	(0.22)	(161,580)	842,120
Live Cattle
expiration date 6/30/20	39	(0.48)	(356,210)	1,436,370
expiration date 8/31/20	39	(0.44)	(329,120)	1,460,160
expiration date 10/30/20	39	(0.27)	(204,580)	1,512,420
Natural Gas
expiration date 4/28/20	47	(0.31)	(231,490)	770,800
expiration date 5/27/20	47	(0.28)	(211,950)	825,320
expiration date 6/26/20	47	(0.21)	(153,830)	898,640
expiration date 7/29/20	48	(0.06)	(46,070)	949,440
expiration date 8/27/20	48	(0.05)	(37,840)	962,880
NY Harbor ULSD
expiration date 4/30/20	20	(0.71)	(535,319)	841,260
expiration date 5/29/20	20	(0.66)	(491,564)	854,784
expiration date 6/30/20	20	(0.71)	(527,944)	874,860
expiration date 7/31/20	20	(0.49)	(365,589)	902,076
expiration date 8/31/20	20	(0.52)	(391,587)	930,804
Platinum
expiration date 7/29/20	61	(0.42)	(317,190)	2,226,195
expiration date 10/28/20	60	(0.56)	(419,250)	2,192,400

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

March 31, 2020

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 5/27/20	21	(0.27)%	$(202,145)	$1,486,380
expiration date 7/29/20	21	(0.27)	(205,295)	1,490,055
expiration date 9/28/20	20	(0.37)	(277,720)	1,423,200
Soybean
expiration date 5/14/20	33	(0.06)	(48,475)	1,461,900
expiration date 7/14/20	33	(0.10)	(75,700)	1,467,675
expiration date 8/14/20	33	(0.13)	(97,150)	1,466,437
Soybean Oil
expiration date 5/14/20	54	(0.20)	(149,976)	875,124
expiration date 7/14/20	54	(0.20)	(147,894)	886,464
expiration date 8/14/20	53	(0.28)	(208,452)	874,818
expiration date 9/14/20	53	(0.16)	(121,260)	879,588
expiration date 10/14/20	53	(0.16)	(120,762)	884,358
Sugar No. 11
expiration date 4/30/20	124	(0.41)	(306,107)	1,447,130
expiration date 6/30/20	123	(0.42)	(312,133)	1,446,480
expiration date 9/30/20	123	(0.64)	(479,450)	1,482,298
Wheat
expiration date 5/14/20	52	0.16	121,800	1,478,750
expiration date 7/14/20	52	0.11	81,388	1,462,500
expiration date 9/14/20	52	0.06	42,300	1,469,650
WTI Crude Oil
expiration date 4/21/20	33	(0.83)	(622,470)	675,840
expiration date 5/19/20	33	(0.64)	(477,790)	808,830
expiration date 6/22/20	33	(0.53)	(397,080)	913,770
expiration date 7/21/20	33	(0.46)	(344,500)	983,070
expiration date 8/20/20	33	(0.41)	(305,810)	1,026,960

Total Futures Contracts Long Exposure (Exchange-Traded)		(18.14)%	$(13,583,079)	$74,733,027

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $5,999,542 as of March 31, 2020.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2019

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.69%, 1/2/20*		22.68%	$29,000,000	$29,000,000
1.65%, 1/23/20*		22.67	28,975,217	29,000,000
1.55%, 2/20/20*(a)		22.64	28,940,397	29,000,000
1.57%, 3/12/20*		22.62	28,915,558	29,000,000

Total U.S. Treasury Obligations (Cost: $115,820,868)		90.61%	$115,831,172	$116,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/16/20	98	0.12%	$155,530	$2,489,200
expiration date 5/13/20	99	0.12	159,550	2,515,590
expiration date 7/16/20	99	0.04	45,850	2,510,640
Coffee “C”
expiration date 3/19/20	51	0.31	399,787	2,480,513
expiration date 5/18/20	51	0.31	394,162	2,522,587
expiration date 7/21/20	50	0.21	271,069	2,511,562
Copper
expiration date 3/27/20	36	0.12	153,663	2,517,300
expiration date 5/27/20	36	0.13	164,163	2,526,750
expiration date 7/29/20	35	0.07	85,050	2,462,688
Corn
expiration date 3/13/20	127	(0.11)	(143,788)	2,462,213
expiration date 5/14/20	127	(0.11)	(135,112)	2,506,662
expiration date 7/14/20	127	0.00	3,863	2,546,350
Cotton No. 2
expiration date 3/9/20	72	0.13	160,700	2,485,800
expiration date 5/6/20	72	0.22	275,285	2,526,480
expiration date 7/9/20	71	0.08	106,580	2,518,725
Gold 100 Ounce
expiration date 2/26/20	17	0.12	153,660	2,589,270
expiration date 4/28/20	16	0.02	23,480	2,446,880
expiration date 6/26/20	16	0.04	57,060	2,456,160
Lean Hogs
expiration date 2/14/20	57	(0.00)	(4,330)	1,628,490
expiration date 4/15/20	58	(0.02)	(23,410)	1,807,860
expiration date 6/12/20	57	(0.03)	(32,640)	2,038,890
expiration date 7/15/20	57	(0.04)	(46,170)	2,035,470
Live Cattle
expiration date 2/28/20	51	0.17	214,010	2,568,870
expiration date 4/30/20	50	0.15	187,730	2,543,500
expiration date 6/30/20	50	0.02	21,140	2,378,000
Natural Gas
expiration date 1/29/20	69	(0.17)	(217,420)	1,510,410
expiration date 2/26/20	69	(0.14)	(181,710)	1,489,020
expiration date 3/27/20	69	(0.06)	(75,920)	1,482,810
expiration date 4/28/20	69	(0.08)	(99,440)	1,509,720
expiration date 5/27/20	69	(0.07)	(92,310)	1,549,740
NY Harbor ULSD
expiration date 1/31/20	18	0.11	135,677	1,529,237
expiration date 2/28/20	18	0.11	137,264	1,524,474
expiration date 3/31/20	18	0.11	145,618	1,511,773
expiration date 4/30/20	18	0.06	82,820	1,500,055
expiration date 5/29/20	17	0.06	78,074	1,407,508
Platinum
expiration date 4/28/20	77	0.19	244,550	3,764,530
expiration date 7/29/20	76	0.21	270,210	3,737,680

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2019

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 3/27/20	28	0.06%	$78,295	$2,508,940
expiration date 5/27/20	28	0.06	74,040	2,521,260
expiration date 7/29/20	27	0.06	75,760	2,442,015
Soybean
expiration date 3/13/20	52	0.09	118,475	2,484,300
expiration date 5/14/20	52	0.10	127,738	2,518,750
expiration date 7/14/20	51	0.03	34,225	2,498,363
Soybean Oil
expiration date 3/13/20	119	0.22	280,872	2,482,578
expiration date 5/14/20	119	0.23	290,004	2,503,284
expiration date 7/14/20	119	0.15	194,940	2,524,704
Sugar No. 11
expiration date 2/28/20	166	0.08	102,984	2,495,046
expiration date 4/30/20	165	0.12	148,053	2,502,192
expiration date 6/30/20	165	0.12	153,742	2,524,368
Wheat
expiration date 3/13/20	90	0.19	237,137	2,514,375
expiration date 5/14/20	89	0.18	229,225	2,499,788
expiration date 7/14/20	89	0.12	159,650	2,507,575
WTI Crude Oil
expiration date 1/21/20	25	0.13	164,900	1,526,500
expiration date 2/20/20	25	0.16	209,410	1,519,250
expiration date 3/20/20	25	0.16	208,020	1,510,250
expiration date 4/21/20	25	0.08	99,900	1,499,250
expiration date 5/19/20	24	0.08	100,490	1,426,560

Total Futures Contracts Long Exposure (Exchange-Traded)		4.82%	$6,162,155	$127,602,755

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)

All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $9,979,447 as of December 31, 2019.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2020 and 2019

	2020	2019
Income:
Interest income	$384,321	$876,181
Expenses:
Management fee to related party (Note 8)	224,147	333,761

Total expenses	224,147	333,761

Expense waivers (Note 8)	(26,370)	(39,266)

Net expenses	197,777	294,495

Net investment income	186,544	581,686

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	14,440	(762)
Futures Contracts*	(3,793,037)	(2,588,865)

Net Realized Loss	(3,778,597)	(2,589,627)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	50,422	(1,341)
Futures Contracts	(19,745,234)	7,192,369

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	(19,694,812)	7,191,028

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(23,473,409)	4,601,401

Net Gain (Loss)	$(23,286,865)	$5,183,087

* Includes brokerage commissions of:	$30,287	$38,944

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2020

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2019	50	$1,500	$(560)	$940	6,800,000	$262,345,685	$(134,510,782)	$127,834,903	$127,835,843
Creation of Units	—	—	—	—	—	—	—	—	—
Redemption of Units	—	—	—	—	(1,750,000)	(29,672,866)	—	(29,672,866)	(29,672,866)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	186,541	186,541	186,544
Net Realized Loss from Investments and Futures Contracts	—	—	(40)	(40)	—	—	(3,778,557)	(3,778,557)	(3,778,597)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(162)	(162)	—	—	(19,694,650)	(19,694,650)	(19,694,812)

Net Loss	—	—	(199)	(199)	—	—	(23,286,666)	(23,286,666)	(23,286,865)

Balance at March 31, 2020	50	$1,500	$(759)	$741	5,050,000	$232,672,819	$(157,797,448)	$74,875,371	$74,876,112

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net Gain (Loss)	$(23,286,865)	$5,183,087
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(85,678,490)	(167,148,710)
Proceeds from sales/maturities of investment securities	136,953,522	171,965,594
Net accretion of discount	(377,201)	(859,883)
Net realized gain (loss) on investment securities	(14,440)	762
Net change in unrealized appreciation/depreciation from investments	(50,422)	1,341
Net change in unrealized appreciation/depreciation from futures contracts	19,745,234	(7,192,369)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(25,549)	1,666

Net cash provided by operating activities	47,265,789	1,951,488

Cash flows from financing activities
Proceeds from creation of Limited Units	—	19,258,643
Redemption of Limited Units	(29,672,866)	(27,140,105)

Net cash used for financing activities	(29,672,866)	(7,881,462)

Net increase (decrease) in cash	17,592,923	(5,929,974)
Cash* at beginning of period	5,922,177	10,193,423

Cash* at end of period	$23,515,100	$4,263,449

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

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

The Funds’ collective investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index, also known as the Continuous Commodity Total Return Index or Refinitiv Equal Weight Continuous Commodity Total Return Index (the “Index” and also as known as, the “CCI-TR Index”), before the Funds’ expenses. The Index Commodities consist of corn, soybean, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, NY Harbor ULSD (formerly known as heating oil) and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are in equal weight proportion to the Index Commodities or 1/17 weighting per index commodity rebalanced daily. Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC (the “Index Sponsor”), is the owner, publisher and calculation agent of the Index. The Index Sponsor is not an affiliate of the Funds or the Managing Owner.

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

The Master Fund’s portfolio (its “Portfolio”) also includes cash and short-term U.S. Treasury obligations (“U.S. Treasuries”) for deposit with the Commodity Broker (as defined below) as margin or otherwise held to cover the Master Fund’s notional exposure to Commodity Futures.

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

In accordance with ASC Topic 946, Financial Services-Investment Companies (“ASC Topic 946”), the Funds each qualify as an investment company and are applying ASC Topic 946 accounting and reporting guidance for investment companies.

All of the capital raised by the Fund from the offering of its Shares is used to purchase Master Fund Units. The financial statements of the Fund include the balances of the Master Fund on a consolidated basis and all inter-company balances and transactions have been eliminated in the consolidation.

Unaudited Interim Financial Information

The financial statements as of March 31, 2020 and 2019 and for the three-months ended March 31, 2020 and 2019 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

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

(e) Futures Contracts

The Master Fund utilizes futures contracts to obtain long exposure to Commodity Futures consistent with its investment objective. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges where they are principally traded. In the Schedules of Investments, Commodity Futures are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. See Note 4 — Fair Value Measurements. The Managing Owner will do other procedures (consistent with GAAP) to value an investment when a market quote is not available. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

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

(g) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended March 31, 2020 and when the financial statements were issued on May 8, 2020.

During that period, no Shares were created and 100,000 Shares were redeemed for $1,439,198, resulting in 4,950,050 Total Shares outstanding.

Other than these events, the evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

(4) Fair Value Measurements

The existing guidance for fair value measurements establishes the authoritative definition for fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Master Fund uses a three-tier fair value hierarchy based upon observable and unobservable inputs as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2	—	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	—	Unobservable inputs for the asset or liability.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded futures contracts that are valued daily at settlement prices provided by the relevant exchanges where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. A summary of the Master Fund’s assets and liabilities at fair value as of March 31, 2020, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$64,998,203	$—	$64,998,203

Liabilities
Unrealized depreciation on futures contracts	(13,583,079)	—	—	(13,583,079)

Total	$(13,583,079)	$64,998,203	$—	$51,415,124

The Master Fund did not hold any Level 3 securities during the three months ended March 31, 2020.

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

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2020, the Master Fund was invested in Commodity Futures. For the three months ended March 31, 2020 and the year ended December 31, 2019, the volume of derivative activity (based on average month-end notional amounts) were $103,811,769 and $134,094,833, respectively.

The fair value of derivative instruments at March 31, 2020 and December 31, 2019, were as follows:

As of:	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
March 31, 2020	Commodity Futures	$—	$13,583,079
December 31, 2019	Commodity Futures	$6,162,155	$—

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months ended March 31, 2020 and 2019:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Increase (Decrease) in Unrealized Appreciation/Depreciation on Derivative Instruments (ii)
Three months ended March 31, 2020	Commodity Futures	$(3,793,037)	$(19,745,234)
Three months ended March 31, 2019	Commodity Futures	(2,588,865)	7,192,369

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. The Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the three months ended March 31, 2020 and 2019, the Management Fee paid by the Master Fund was as follows:

Period	Management Fee	Voluntary Fee Waiver	Net Management Fee
Three months ended March 31, 2020	$224,147	$(26,370)	$197,777

Three months ended March 31, 2019	$333,761	$(39,266)	$294,495

(b) Brokerage Commissions

Brokerage commissions are charged against the Fund’s assets on a per transaction basis. The brokerage commissions incurred for the three months ended March 31, 2020 and March 31, 2019 were $30,287 and $38,944, respectively

(9) Profit and Loss Allocations and Distributions

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

(10) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of March 31, 2020, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(11) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net Asset Value
Net asset value per Limited Share, beginning of period	$18.80	$17.50
Investment operations:
Net realized and unrealized gain (loss) (1)	(4.00)	0.47
Net investment income(2)	0.03	0.07

Net increase (decrease) in net assets from operations	(3.97)	0.54

Net asset value per Limited Share, end of period	$14.83	$18.04

Total Return, at net asset value(3)	(21.12)%	3.09%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$74,876	$143,408

Ratios to average net assets of:
Net investment income(4)	0.71%	1.48%

Expenses, prior to expense waivers(4)	0.85%	0.85%

Expenses, net of expense waivers(4)	0.75%	0.75%

(1)	Includes brokerage commissions of less than $(0.01) per share for the three months ended March 31, 2020 and 2019, respectively – See Note 8(b) on page 25.
(2)	Based on average shares outstanding.
(3)

Total return calculated for a period of less than one year is not annualized. For the periods in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived. See Note 8(a) on page 25.

(4)	Annualized.

(12) Additional Information

A recent outbreak of a respiratory disease caused by a novel coronavirus (COVID-19) has spread globally in a short period of time. In an organized attempt to contain and mitigate the effects of the spread of COVID-19, governments and businesses world-wide have taken aggressive measures, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines of large populations. COVID-19 has resulted in the disruption of and delays in the delivery of healthcare services and processes, the cancellation of organized events and educational institutions, the disruption of production and supply chains, a decline in consumer demand for certain goods and services, and general concern and uncertainty, all of which have contributed to increased volatility in global markets. The effects of COVID-19 have affected and are likely to continue to affect certain sectors and industries more dramatically than others, and the effects borne by some will negatively affect the value of the issuers in those sectors and industries, which may adversely affect the value of the Fund’s investments in those sectors or industries. COVID-19, and other epidemics and pandemics that may arise in the future, could adversely affect the economies of many nations, the global economy, individual companies and capital markets in ways that cannot be foreseen at the present time. In addition, the impact of infectious diseases in developing or emerging market countries may be greater due to limited health care resources. Political, economic and social stresses caused by COVID-19 also may exacerbate other pre-existing political, social and economic risks in certain countries. The duration of COVID-19 and its effects cannot be determined at this time, but the effects could be present for an extended period of time. It is impossible to predict the effects on the Fund of these or similar events and market conditions in the future. However, it is possible that these or similar events and market conditions could have a significant and adverse effect on the NAV and/or risk profile of the Fund.

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

The Fund’s investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index, also known as the Continuous Commodity Total Return Index or Refinitiv Equal Weight Continuous Commodity Total Return Index (the “Index” and also as known as, the “CCI-TR Index”), before Fund expenses. The Index Commodities consist of corn, soybean, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, NY Harbor ULSD (formerly known as heating oil), and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are in equal weight proportion to the Index Commodities or 1/17 weighting per index commodity rebalanced daily. Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC, is the owner, publisher and calculation agent of the Index (the “Index Sponsor”). The Index Sponsor is not an affiliate of the Funds or the Managing Owner.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of Commodity Futures on the Index Commodities (the “Portfolio”). The Portfolio also includes cash and U.S. Treasuries for deposit with the Master Fund’s Commodity Broker. The Commodity Broker currently applies part of the total value of the cash and/or U.S. Treasuries on deposit towards satisfying any margin requirements related to the Commodity Futures in the Master Fund’s futures account.

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

The Master Fund holds a significant portion of its assets in Commodity Futures and U.S. Treasuries, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the statements of income and expenses. The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Master Fund’s financial statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Managing Owner will do other procedures (consistent with GAAP) to value an investment when a market quote is not available.

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

The CME Group and ICE exchanges guarantee the performance of its outstanding Commodity Futures. Each exchange clearinghouse is also publicly traded and, in the Managing Owner’s opinion, well-capitalized. Each uses a system of margining and daily cash settlement of unrealized gains and losses in open positions, which reduces counterparty risk for market participants. Hence, the Managing Owner believes that the Master Fund faces minimal credit or counterparty risk in its futures trading and contract positions.

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

Off-Balance Sheet Risk

In the normal course of business, the Funds are party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Master Fund are standardized Commodity Futures traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities.” As of March 31, 2020, therefore, the Funds have no unrecorded liabilities relating to Commodity Futures. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

Results of Operations

FOR THE FIVE-YEAR PERIOD ENDED MARCH 31, 2020

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%
10/31/2017	$19.08	8,400,050	$160,283,921	1.71%	-0.37%	-1.40%	-36.40%
11/30/2017	$19.11	8,200,050	$156,718,600	0.16%	1.43%	-1.24%	-36.30%
12/31/2017	$19.25	8,050,050	$154,956,309	0.73%	2.61%	-0.52%	-35.83%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
1/31/2018	$19.50	8,800,050	$171,590,704	1.30%	2.20%	1.30%	-35.00%
2/28/2018	$19.45	9,150,050	$177,987,164	-0.26%	1.78%	1.04%	-35.17%
3/31/2018	$19.25	9,400,050	$180,938,291	-1.03%	0.00%	0.00%	-35.83%
4/30/2018	$19.48	9,300,050	$181,169,802	1.19%	-0.10%	1.19%	-35.07%
5/31/2018	$19.73	9,400,050	$185,447,260	1.28%	1.44%	2.49%	-34.23%
6/30/2018	$18.86	9,150,050	$172,533,165	-4.41%	-2.03%	-2.03%	-37.13%
7/31/2018	$18.36	9,400,050	$172,579,285	-2.65%	-5.75%	-4.62%	-38.80%
8/31/2018	$18.02	9,000,050	$162,207,008	-1.85%	-8.67%	-6.39%	-39.93%
9/30/2018	$18.08	8,800,050	$159,102,078	0.33%	-4.14%	-6.08%	-39.73%
10/31/2018	$18.28	8,650,050	$158,160,214	1.11%	-0.44%	-5.04%	-39.07%
11/30/2018	$17.96	8,350,050	$149,939,026	-1.75%	-0.33%	-6.70%	-40.13%
12/31/2018	$17.50	8,850,050	$154,855,001	-2.56%	-3.21%	-9.09%	-41.67%
1/31/2019	$18.09	9,000,050	$162,845,090	3.37%	-1.04%	3.37%	-39.70%
2/28/2019	$18.07	8,700,050	$157,241,808	-0.11%	0.61%	3.26%	-39.77%
3/31/2019	$18.04	7,950,050	$143,407,805	-0.17%	3.09%	3.09%	-39.87%
4/30/2019	$17.90	7,700,050	$137,843,116	-0.78%	-1.05%	2.29%	-40.33%
5/31/2019	$17.53	7,450,050	$130,608,270	-2.07%	-2.99%	0.17%	-41.57%
6/30/2019	$17.85	7,250,050	$129,395,183	1.83%	-1.05%	2.00%	-40.50%
7/31/2019	$17.62	7,250,050	$127,772,592	-1.29%	-1.56%	0.69%	-41.27%
8/31/2019	$17.10	6,700,050	$114,556,679	-2.95%	-2.45%	-2.29%	-43.00%
9/30/2019	$17.56	6,500,050	$114,110,261	2.69%	-1.62%	0.34%	-41.47%
10/31/2019	$17.95	6,850,050	$122,956,931	2.22%	1.87%	2.57%	-40.17%
11/30/2019	$17.86	6,850,050	$122,348,578	-0.50%	4.44%	2.06%	-40.47%
12/31/2019	$18.80	6,800,050	$127,835,843	5.26%	7.06%	7.43%	-37.33%
1/31/2020	$17.61	6,400,050	$112,722,603	-6.33%	-1.89%	-6.33%	-41.30%
2/29/2020	$16.76	6,000,050	$100,581,288	-4.83%	-6.16%	-10.85%	-44.13%
3/31/2020	$14.83	5,050,050	$74,876,112	-11.52%	-21.12%	-21.12%	-50.57%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Index over time. For the three months ended March 31, 2020, the Fund’s Net Asset Value underperformed the Index by 0.04%. For the three months ended March 31, 2019, the Fund’s Net Asset Value underperformed the Index by 0.26%.

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

Quantitative Disclosures

Market Risk by Sector

The following were the primary trading risk exposures of the Fund as of March 31, 2020 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Energy	17.69%	WTI Crude Oil, Natural Gas, NY Harbor ULSD
Grains	23.57%	Corn, Soybean, Wheat, Soybean Oil
Livestock	11.79%	Lean Hogs, Live Cattle
Metals	23.47%	Gold 100 Ounce, Silver, Platinum, Copper
Softs	23.48%	Coffee “C”, Cocoa, Sugar No. 11, Cotton No. 2

Commodity Price Sensitivity and Interest Rate Sensitivity

The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provide information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of March 31, 2020, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	April 2020—August 2020	237	$1.86	10,000	$4,407,080	$(681,180)
NY Harbor ULSD	April 2020—August 2020	100	1.05	42,000	4,403,784	(2,312,003)
WTI Crude Oil	April 2020—August 2020	165	26.72	1,000	4,408,470	(2,147,650)
Grains
Corn	May 2020—September 2020	255	3.46	5,000	4,405,125	(587,700)
Soybean	May 2020—August 2020	99	8.88	5,000	4,396,012	(221,325)
Soybean Oil	May 2020—October 2020	267	0.27	60,000	4,400,352	(748,344)
Wheat	May 2020—September 2020	156	5.66	5,000	4,410,900	245,488
Livestock
Lean Hogs	April 2020—October 2020	184	0.60	40,000	4,407,180	(1,301,900)
Live Cattle	June 2020—October 2020	117	0.94	40,000	4,408,950	(889,910)
Metals
Copper	May 2020—September 2020	79	2.23	25,000	4,410,050	(706,813)
Gold 100 Ounce	June 2020—August 2020	27	1,596.60	100	4,310,820	98,960
Platinum	July 2020—October 2020	121	730.35	50	4,418,595	(736,440)
Silver	May 2020—September 2020	62	14.19	5,000	4,399,635	(685,160)
Softs
Cocoa	May 2020—September 2020	194	2,258.29	10	4,381,080	(707,710)
Coffee “C”	May 2020—September 2020	97	1.20	37,500	4,376,231	150,863
Cotton No. 2	May 2020—July 2020	173	0.51	50,000	4,412,855	(1,254,565)
Sugar No. 11	April 2020—September 2020	370	0.11	112,000	4,375,908	(1,097,690)

					$74,733,027	$(13,583,079)

As of March 31, 2020, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk was as follows:

Description	Range of Yields to Maturity	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	1.53% – 1.56%	April 2020 – May 2020	$65,000,000	$64,998,203	$60,726

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

The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

The risk factors as previously disclosed in Item 1A contained in Part I of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019 are updated to add the risk factor set forth below.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on the Fund’s business, results of operations, cash flows and financial condition.

An investment in the Shares should be made with an understanding that the value of Index Commodities may fluctuate (including significantly decrease) in accordance with changes in the financial condition of an issuer or counterparty, changes in specific economic or political conditions that affect a particular security or issuer, changes in general economic or political conditions, local, regional or global events such as war, threats of war, acts of terrorism, the spread of infectious illness or other public health issue, recessions, natural and environmental disasters, systemic market dislocations, supply disruptions, or other events. Such events may disparately impact a particular Index Commodity or Index Commodities, exchange, counterparty, country, group of countries, region, market, industry, group of industries, sector or asset class.

A recent outbreak of a respiratory disease caused by a novel coronavirus (COVID-19) has spread globally in a short period of time. The effects of COVID-19 have affected and are likely to continue to affect certain sectors and industries more dramatically than others, and the effects borne by some will negatively affect the value of the issuers in those sectors and industries, which may adversely affect the value of the Fund’s investments in those sectors or industries. COVID-19, and other epidemics and pandemics that may arise in the future, could adversely affect the economies of many nations, the global economy, individual companies and capital markets in ways that cannot be foreseen at the present time. In addition, the impact of infectious diseases in developing or emerging market countries may be greater due to limited health care resources. Political, economic and social stresses caused by COVID-19 also may exacerbate other pre-existing political, social and economic risks in certain countries. The duration of COVID-19 and its effects cannot be determined at this time, but the effects could be present for an extended period of time. It is impossible to predict the effects on the Shares of these or similar events and market conditions in the future. However, it is possible that these or similar events and market conditions could have a significant and adverse effect on the Shares and/or risk profile of the Fund. Contemporaneous with the onset of COVID-19 in the United States, the oil market experienced fluctuations in supply and demand, significantly impacting the price and volatility of oil. The impact of COVID-19 may result in further changes to the supply and demand of other commodities. The COVID-19 pandemic may also have the effect of heightening or contributing to many of the other risks described in the “Risk Factors” section of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended March 31, 2020, 1,750,000 Limited Shares were redeemed for $29,672,866 and no Limited Shares were created. The Fund’s Shares were registered pursuant to the Fund’s Registration Statement on Form S-3 (Registration No.: 333-214153), which was declared effective by the SEC on October 22, 2019. The Fund filed a prospectus under Rule 424(b) of the Exchange Act on October 25, 2019 to update certain information contained in the Registration Statement. On March 31, 2020, 5,050,000 Limited Shares of the Fund were outstanding for a market capitalization of $72,972,500, based on the March 31, 2020 closing price of $14.45 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended March 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	400,000	$18.71	N/A	N/A
February 1, 2020 to February 29, 2020	400,000	$17.48	N/A	N/A
March 1, 2020 to March 31, 2020	950,000	$16.00	N/A	N/A

Total	1,750,000	$16.96	N/A	N/A

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

Date: May 8, 2020

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 8, 2020

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Jeremy Schwartz
Jeremy Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 8, 2020