Form 10-Q
period 2020-06-30
WisdomTree Continuous Commodity Index Master Fund; WisdomTree Continuous Commodity Index Fund
filed 2020-08-10
CIK 1379527, 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2020: 4,700,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund
WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WisdomTree Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
June 30, 2020 (unaudited) and December 31, 2019

	June 30, 2020 (unaudited)	December 31, 2019
Assets:
Cash	$298,439	$1,730,680
Cash held by broker for futures contracts (Note 3)	3,749,771	4,191,497
Short-term investments (cost $64,990,781 and $115,820,868 as of June 30, 2020 and December 31, 2019, respectively)	64,990,566	115,831,172
Net unrealized appreciation on futures contracts	653,974	6,162,155

Total Assets	69,692,750	127,915,504

Liabilities and shareholders’ equity:
Net management fee payable to related party (Note 8)	43,331	79,661

Total Liabilities	43,331	79,661

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(717)	(560)

Total General Units	783	940

Limited Units:
Paid in capital—4,450,000 and 6,800,000 redeemable shares issued and outstanding (unlimited authorized) as of June 30, 2020 and December 31, 2019, respectively	223,507,060	262,345,685
Accumulated deficit	(153,858,424)	(134,510,782)

Total Limited Units	69,648,636	127,834,903

Total shareholders’ equity	69,649,419	127,835,843

Total liabilities and shareholders’ equity	$69,692,750	$127,915,504

Net asset value per share
General Units	$15.65	$18.80

Limited Units	$15.65	$18.80

See
accompanying n
otes to
unaudited consolidated f
inancial
s
tatements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
June 30, 2020

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.12%, 7/9/20*, (a)		15.79%	$10,999,743	$11,000,000
0.08%, 7/30/20*		25.84	17,998,260	18,000,000
0.11%, 8/20/20*		25.84	17,997,000	18,000,000
0.15%, 9/10/20*		25.84	17,995,563	18,000,000

Total U.S. Treasury Obligations (Cost: $64,990,781)		93.31%	$64,990,566	$65,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 9/15/20	94	(0.40)%	$(275,420)	$2,054,840
expiration date 12/15/20	94	(0.16)	(108,570)	2,053,900
Coffee “C”
expiration date 9/18/20	54	(0.18)	(125,288)	2,045,250
expiration date 12/18/20	53	(0.21)	(149,100)	2,056,069
Copper
expiration date 9/28/20	30	0.18	124,838	2,046,375
expiration date 12/29/20	30	0.30	210,600	2,056,875
Corn
expiration date 9/14/20	118	(0.12)	(86,650)	2,014,850
expiration date 12/14/20	118	0.04	29,388	2,067,950
Cotton No. 2
expiration date 12/8/20	67	0.22	156,010	2,039,480
expiration date 3/9/21	66	0.05	36,435	2,030,820
Gold 100 Ounce
expiration date 12/29/20	11	0.15	105,110	2,002,440
expiration date 2/24/21	11	0.12	84,960	2,010,250
Lean Hogs
expiration date 8/14/20	48	(0.22)	(155,140)	941,280
expiration date 10/14/20	49	(0.07)	(51,910)	967,260
expiration date 12/14/20	49	(0.02)	(13,330)	1,013,810
expiration date 2/12/21	49	(0.02)	(14,890)	1,174,040
Live Cattle
expiration date 10/30/20	33	(0.08)	(55,450)	1,316,370
expiration date 12/31/20	33	0.04	26,920	1,368,180
expiration date 2/26/21	33	0.01	5,170	1,417,680
Natural Gas
expiration date 8/27/20	35	(0.12)	(85,800)	626,150
expiration date 9/28/20	35	(0.14)	(100,950)	660,450
expiration date 10/28/20	35	(0.08)	(57,080)	798,700
expiration date 11/25/20	35	(0.04)	(28,810)	961,450
expiration date 12/29/20	36	(0.05)	(31,690)	1,037,880
NY Harbor ULSD
expiration date 8/31/20	16	0.05	37,750	808,819
expiration date 9/30/20	16	0.11	76,142	821,251
expiration date 10/30/20	16	0.11	75,113	832,742
expiration date 11/30/20	16	0.02	16,535	841,747
expiration date 12/31/20	15	0.02	15,981	797,580
Platinum
expiration date 10/28/20	48	0.19	135,775	2,042,880
expiration date 1/27/21	48	0.03	23,395	2,054,640
Silver
expiration date 9/28/20	22	0.28	192,770	2,050,070
expiration date 12/29/20	22	0.33	232,180	2,068,330
Soybean
expiration date 11/13/20	46	0.03	23,850	2,029,175

See
accompanying n
otes to
unaudited consolidated f
inancial
s
tatements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
June 30, 2020
(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
expiration date 1/14/21	46	0.01%	$8,700	$2,034,925
Soybean Oil
expiration date 9/14/20	60	(0.09)	(64,914)	1,018,800
expiration date 10/14/20	60	(0.09)	(61,632)	1,024,920
expiration date 12/14/20	59	0.02	11,934	1,019,874
expiration date 1/14/21	59	(0.00)	(696)	1,026,954
Sugar No. 11
expiration date 9/30/20	150	0.21	144,581	2,009,280
expiration date 2/26/21	149	(0.04)	(29,490)	2,096,013
Wheat
expiration date 9/14/20	82	(0.21)	(149,613)	2,016,175
expiration date 12/14/20	83	(0.24)	(170,600)	2,070,850
WTI Crude Oil
expiration date 8/20/20	21	0.35	246,030	826,140
expiration date 9/22/20	21	0.30	207,320	829,080
expiration date 10/20/20	21	0.30	205,720	831,180
expiration date 11/20/20	20	0.03	22,070	793,600
expiration date 12/21/20	20	0.02	15,720	795,600

Total Futures Contracts Long Exposure (Exchange-Traded)		0.94%	$653,974	$69,502,974

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)
All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $10,999,743 as of June 30, 2020.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2019

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.69%, 1/2/20*		22.68%	$29,000,000	$29,000,000
1.65%, 1/23/20*		22.67	28,975,217	29,000,000
1.55%, 2/20/20*, (a)		22.64	28,940,397	29,000,000
1.57%, 3/12/20*		22.62	28,915,558	29,000,000

Total U.S. Treasury Obligations (Cost: $115,820,868)		90.61%	$115,831,172	$116,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/16/20	98	0.12%	$155,530	$2,489,200
expiration date 5/13/20	99	0.12	159,550	2,515,590
expiration date 7/16/20	99	0.04	45,850	2,510,640
Coffee “C”
expiration date 3/19/20	51	0.31	399,787	2,480,513
expiration date 5/18/20	51	0.31	394,162	2,522,587
expiration date 7/21/20	50	0.21	271,069	2,511,562
Copper
expiration date 3/27/20	36	0.12	153,663	2,517,300
expiration date 5/27/20	36	0.13	164,163	2,526,750
expiration date 7/29/20	35	0.07	85,050	2,462,688
Corn
expiration date 3/13/20	127	(0.11)	(143,788)	2,462,213
expiration date 5/14/20	127	(0.11)	(135,112)	2,506,662
expiration date 7/14/20	127	0.00	3,863	2,546,350
Cotton No. 2
expiration date 3/9/20	72	0.13	160,700	2,485,800
expiration date 5/6/20	72	0.22	275,285	2,526,480
expiration date 7/9/20	71	0.08	106,580	2,518,725
Gold 100 Ounce
expiration date 2/26/20	17	0.12	153,660	2,589,270
expiration date 4/28/20	16	0.02	23,480	2,446,880
expiration date 6/26/20	16	0.04	57,060	2,456,160
Lean Hogs
expiration date 2/14/20	57	(0.00)	(4,330)	1,628,490
expiration date 4/15/20	58	(0.02)	(23,410)	1,807,860
expiration date 6/12/20	57	(0.03)	(32,640)	2,038,890
expiration date 7/15/20	57	(0.04)	(46,170)	2,035,470
Live Cattle
expiration date 2/28/20	51	0.17	214,010	2,568,870
expiration date 4/30/20	50	0.15	187,730	2,543,500
expiration date 6/30/20	50	0.02	21,140	2,378,000
Natural Gas
expiration date 1/29/20	69	(0.17)	(217,420)	1,510,410
expiration date 2/26/20	69	(0.14)	(181,710)	1,489,020
expiration date 3/27/20	69	(0.06)	(75,920)	1,482,810
expiration date 4/28/20	69	(0.08)	(99,440)	1,509,720
expiration date 5/27/20	69	(0.07)	(92,310)	1,549,740
NY Harbor ULSD
expiration date 1/31/20	18	0.11	135,677	1,529,237
expiration date 2/28/20	18	0.11	137,264	1,524,474
expiration date 3/31/20	18	0.11	145,618	1,511,773
expiration date 4/30/20	18	0.06	82,820	1,500,055
expiration date 5/29/20	17	0.06	78,074	1,407,508
Platinum
expiration date 4/28/20	77	0.19	244,550	3,764,530

See
accompanying n
otes to
unaudited consolidated f
inancial
s
tatements

WisdomTree Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2019
(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
expiration date 7/29/20	76	0.21%	$270,210	$3,737,680
Silver
expiration date 3/27/20	28	0.06	78,295	2,508,940
expiration date 5/27/20	28	0.06	74,040	2,521,260
expiration date 7/29/20	27	0.06	75,760	2,442,015
Soybean
expiration date 3/13/20	52	0.09	118,475	2,484,300
expiration date 5/14/20	52	0.10	127,738	2,518,750
expiration date 7/14/20	51	0.03	34,225	2,498,363
Soybean Oil
expiration date 3/13/20	119	0.22	280,872	2,482,578
expiration date 5/14/20	119	0.23	290,004	2,503,284
expiration date 7/14/20	119	0.15	194,940	2,524,704
Sugar No. 11
expiration date 2/28/20	166	0.08	102,984	2,495,046
expiration date 4/30/20	165	0.12	148,053	2,502,192
expiration date 6/30/20	165	0.12	153,742	2,524,368
Wheat
expiration date 3/13/20	90	0.19	237,137	2,514,375
expiration date 5/14/20	89	0.18	229,225	2,499,788
expiration date 7/14/20	89	0.12	159,650	2,507,575
WTI Crude Oil
expiration date 1/21/20	25	0.13	164,900	1,526,500
expiration date 2/20/20	25	0.16	209,410	1,519,250
expiration date 3/20/20	25	0.16	208,020	1,510,250
expiration date 4/21/20	25	0.08	99,900	1,499,250
expiration date 5/19/20	24	0.08	100,490	1,426,560

Total Futures Contracts Long Exposure (Exchange-Traded)		4.82%	$6,162,155	$127,602,755

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)
All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $9,979,447 as of December 31, 2019.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income:
Interest income	$71,845	$744,029	$456,166	$1,620,210
Expenses:
Management fee to related party (Note 8)	153,350	286,421	377,497	620,182

Total expenses	153,350	286,421	377,497	620,182

Expense waivers (Note 8)	(18,041)	(33,697)	(44,411)	(72,963)

Net expenses	135,309	252,724	333,086	547,219

Net investment income (loss)	(63,464)	491,305	123,080	1,072,991

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	—	44	14,440	(718)
Futures Contracts*	(10,173,582)	(2,029,620)	(13,966,619)	(4,618,485)

Net Realized Loss	(10,173,582)	(2,029,576)	(13,952,179)	(4,619,203)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	(60,941)	14,270	(10,519)	12,929
Futures Contracts	14,237,053	(41,919)	(5,508,181)	7,150,450

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	14,176,112	(27,649)	(5,518,700)	7,163,379

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	4,002,530	(2,057,225)	(19,470,879)	2,544,176

Net Gain (Loss)	$3,939,066	$(1,565,920)	$(19,347,799)	$3,617,167

* Includes brokerage commissions of:	$30,743	$43,311	$61,030	$82,255

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Three Months Ended June 30, 2020

	General Units					Limited Units				Total
	General Units		Accumulated	Total General Shareholders’		Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity		Units	Amount	Deficit	Equity	Equity
Balance at March 31, 2020	50	$1,500	$(759)	$741		5,050,000	$232,672,819	$(157,797,448)	$74,875,371	$74,876,112
Creation of Units	—	—	—	—		—	—	—	—	—
Redemption of Units	—	—	—	—		(600,000)	(9,165,759)	—	(9,165,759)	(9,165,759)
Net Gain (Loss):
Net Investment Loss	—	—	(0)*	(0	)*	—	—	(63,464)	(63,464)	(63,464)
Net Realized Loss from Investments and Futures Contracts	—	—	(103)	(103)		—	—	(10,173,479)	(10,173,479)	(10,173,582)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	145	145		—	—	14,175,967	14,175,967	14,176,112

Net Gain	—	—	42	42		—	—	3,939,024	3,939,024	3,939,066

Balance at June 30, 2020	50	$1,500	$(717)	$783		4,450,000	$223,507,060	$(153,858,424)	$69,648,636	$69,649,419

*	Amount represents less than $1.
For the Six Months Ended June 30, 2020

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2019	50	$1,500	$(560)	$940	6,800,000	$262,345,685	$(134,510,782)	$127,834,903	$127,835,843
Creation of Units	—	—	—	—	—	—	—	—	—
Redemption of Units	—	—	—	—	(2,350,000)	(38,838,625)	—	(38,838,625)	(38,838,625)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	123,077	123,077	123,080
Net Realized Loss from Investments and Futures Contracts	—	—	(143)	(143)	—	—	(13,952,036)	(13,952,036)	(13,952,179)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(17)	(17)	—	—	(5,518,683)	(5,518,683)	(5,518,700)

Net Loss	—	—	(157)	(157)	—	—	(19,347,642)	(19,347,642)	(19,347,799)

Balance at June 30, 2020	50	$1,500	$(717)	$783	4,450,000	$223,507,060	$(153,858,424)	$69,648,636	$69,649,419

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Three Months Ended June 30, 2019

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders' Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders' Equity	Total Shareholders' Equity
	Units	Amount			Units	Amount
Balance at March 31, 2019	50	$1,500	$(598)	$902	7,950,000	$282,316,201	$(138,909,298)	$143,406,903	$143,407,805
Creation of Units	—	—	—	—	—	—	—	—	—
Redemption of Units	—	—	—	—	(700,000)	(12,446,702)	—	(12,446,702)	(12,446,702)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	491,302	491,302	491,305
Net Realized Loss from Investments and Futures Contracts	—	—	(15)	(15)	—	—	(2,029,561)	(2,029,561)	(2,029,576)
Net Increase (Decrease) in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	2	2	—	—	(27,651)	(27,651)	(27,649)

Net Loss	—	—	(10)	(10)	—	—	(1,565,910)	(1,565,910)	(1,565,920)

Balance at June 30, 2019	50	$1,500	$(608)	$892	7,250,000	$269,869,499	$(140,475,208)	$129,394,291	$129,395,183

For the Six Months Ended June 30, 2019

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders' Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders' Equity	Total Shareholders' Equity
	Units	Amount			Units	Amount
Balance at December 31, 2018	50	$1,500	$(625)	$875	8,850,000	$298,946,484	$(144,092,358)	$154,854,126	$154,855,001
Creation of Units	—	—	—	—	600,000	10,509,822	—	10,509,822	10,509,822
Redemption of Units	—	—	—	—	(2,200,000)	(39,586,807)	—	(39,586,807)	(39,586,807)
Net Gain (Loss):
Net Investment Income	—	—	6	6	—	—	1,072,985	1,072,985	1,072,991
Net Realized Loss from Investments and Futures Contracts	—	—	(31)	(31)	—	—	(4,619,172)	(4,619,172)	(4,619,203)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	42	42	—	—	7,163,337	7,163,337	7,163,379

Net Gain	—	—	17	17	—	—	3,617,150	3,617,150	3,617,167

Balance at June 30, 2019	50	$1,500	$(608)	$892	7,250,000	$269,869,499	$(140,475,208)	$129,394,291	$129,395,183

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net Gain (Loss)	$(19,347,799)	$3,617,167
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(168,658,770)	(291,508,240)
Proceeds from sales/maturities of investment securities	219,953,521	311,942,737
Net accretion of discount	(450,224)	(1,590,731)
Net realized gain (loss) on investment securities	(14,440)	718
Net change in unrealized appreciation/depreciation from investments	10,519	(12,929)
Net change in unrealized appreciation/depreciation from futures contracts	5,508,181	(7,150,450)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(36,330)	(15,347)

Net cash provided by operating activities	36,964,658	15,282,925

Cash flows from financing activities
Proceeds from creation of Limited Units	—	19,258,643
Redemption of Limited Units	(38,838,625)	(39,586,807)

Net cash used for financing activities	(38,838,625)	(20,328,164)

Net decrease in cash	(1,873,967)	(5,045,239)
Cash* at beginning of period	5,922,177	10,193,423

Cash* at end of period	$4,048,210	$5,148,184

*	Includes cash held by the broker for futures contracts.
See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund
Statements of Financial Condition
June 30, 2020 (unaudited) and December 31, 2019

	June 30, 2020 (unaudited)	December 31, 2019
Assets:
Cash	$298,439	$1,730,680
Cash held by broker for futures contracts (Note 3)	3,749,771	4,191,497
Short-term investments (cost $64,990,781 and $115,820,868 as of June 30, 2020 and December 31, 2019, respectively)	64,990,566	115,831,172
Net unrealized appreciation on futures contracts	653,974	6,162,155

Total Assets	69,692,750	127,915,504

Liabilities and shareholders’ equity:
Net management fee payable to related party (Note 8)	43,331	79,661

Total Liabilities	43,331	79,661

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(717)	(560)

Total General Units	783	940

Limited Units:
Paid in capital - 4,450,000 and 6,800,000 redeemable shares issued and outstanding (unlimited authorized) as of June 30, 2020 and December 31, 2019, respectively	223,507,060	262,345,685
Accumulated deficit	(153,858,424)	(134,510,782)

Total Limited Units	69,648,636	127,834,903

Total shareholders’ equity	69,649,419	127,835,843

Total liabilities and shareholders’ equity	$69,692,750	$127,915,504

Net asset value per share
General Units	$15.65	$18.80

Limited Units	$15.65	$18.80

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
June 30, 2020

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.12%, 7/9/20 *, (a)		15.79%	$10,999,743	$11,000,000
0.08%, 7/30/20 *		25.84	17,998,260	18,000,000
0.11%, 8/20/20 *		25.84	17,997,000	18,000,000
0.15%, 9/10/20 *		25.84	17,995,563	18,000,000

Total U.S. Treasury Obligations (Cost: $64,990,781)		93.31%	$64,990,566	$65,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 9/15/20	94	(0.40)%	$(275,420)	$2,054,840
expiration date 12/15/20	94	(0.16)	(108,570)	2,053,900
Coffee “C”
expiration date 9/18/20	54	(0.18)	(125,288)	2,045,250
expiration date 12/18/20	53	(0.21)	(149,100)	2,056,069
Copper
expiration date 9/28/20	30	0.18	124,838	2,046,375
expiration date 12/29/20	30	0.30	210,600	2,056,875
Corn
expiration date 9/14/20	118	(0.12)	(86,650)	2,014,850
expiration date 12/14/20	118	0.04	29,388	2,067,950
Cotton No. 2
expiration date 12/8/20	67	0.22	156,010	2,039,480
expiration date 3/9/21	66	0.05	36,435	2,030,820
Gold 100 Ounce
expiration date 12/29/20	11	0.15	105,110	2,002,440
expiration date 2/24/21	11	0.12	84,960	2,010,250
Lean Hogs
expiration date 8/14/20	48	(0.22)	(155,140)	941,280
expiration date 10/14/20	49	(0.07)	(51,910)	967,260
expiration date 12/14/20	49	(0.02)	(13,330)	1,013,810
expiration date 2/12/21	49	(0.02)	(14,890)	1,174,040
Live Cattle
expiration date 10/30/20	33	(0.08)	(55,450)	1,316,370
expiration date 12/31/20	33	0.04	26,920	1,368,180
expiration date 2/26/21	33	0.01	5,170	1,417,680
Natural Gas
expiration date 8/27/20	35	(0.12)	(85,800)	626,150
expiration date 9/28/20	35	(0.14)	(100,950)	660,450
expiration date 10/28/20	35	(0.08)	(57,080)	798,700
expiration date 11/25/20	35	(0.04)	(28,810)	961,450
expiration date 12/29/20	36	(0.05)	(31,690)	1,037,880
NY Harbor ULSD
expiration date 8/31/20	16	0.05	37,750	808,819
expiration date 9/30/20	16	0.11	76,142	821,251
expiration date 10/30/20	16	0.11	75,113	832,742
expiration date 11/30/20	16	0.02	16,535	841,747
expiration date 12/31/20	15	0.02	15,981	797,580
Platinum
expiration date 10/28/20	48	0.19	135,775	2,042,880
expiration date 1/27/21	48	0.03	23,395	2,054,640
Silver
expiration date 9/28/20	22	0.28	192,770	2,050,070
expiration date 12/29/20	22	0.33	232,180	2,068,330
Soybean
expiration date 11/13/20	46	0.03	23,850	2,029,175

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
June 30, 2020
(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
expiration date 1/14/21	46	0.01%	$8,700	$2,034,925
Soybean Oil
expiration date 9/14/20	60	(0.09)	(64,914)	1,018,800
expiration date 10/14/20	60	(0.09)	(61,632)	1,024,920
expiration date 12/14/20	59	0.02	11,934	1,019,874
expiration date 1/14/21	59	(0.00)	(696)	1,026,954
Sugar No. 11
expiration date 9/30/20	150	0.21	144,581	2,009,280
expiration date 2/26/21	149	(0.04)	(29,490)	2,096,013
Wheat
expiration date 9/14/20	82	(0.21)	(149,613)	2,016,175
expiration date 12/14/20	83	(0.24)	(170,600)	2,070,850
WTI Crude Oil
expiration date 8/20/20	21	0.35	246,030	826,140
expiration date 9/22/20	21	0.30	207,320	829,080
expiration date 10/20/20	21	0.30	205,720	831,180
expiration date 11/20/20	20	0.03	22,070	793,600
expiration date 12/21/20	20	0.02	15,720	795,600

Total Futures Contracts Long Exposure (Exchange-Traded)		0.94%	$653,974	$69,502,974

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)
All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $10,999,743 as of June 30, 2020.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund
Schedule of Investments
December 31, 2019

Description	Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.69%, 1/2/20*	22.68%	$29,000,000	$29,000,000
1.65%, 1/23/20*	22.67	28,975,217	29,000,000
1.55%, 2/20/20*, (a)	22.64	28,940,397	29,000,000
1.57%, 3/12/20*	22.62	28,915,558	29,000,000

Total U.S. Treasury Obligations (Cost: $115,820,868)	90.61%	$115,831,172	$116,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 3/16/20	98	0.12%	$155,530	$2,489,200
expiration date 5/13/20	99	0.12	159,550	2,515,590
expiration date 7/16/20	99	0.04	45,850	2,510,640
Coffee “C”
expiration date 3/19/20	51	0.31	399,787	2,480,513
expiration date 5/18/20	51	0.31	394,162	2,522,587
expiration date 7/21/20	50	0.21	271,069	2,511,562
Copper
expiration date 3/27/20	36	0.12	153,663	2,517,300
expiration date 5/27/20	36	0.13	164,163	2,526,750
expiration date 7/29/20	35	0.07	85,050	2,462,688
Corn
expiration date 3/13/20	127	(0.11)	(143,788)	2,462,213
expiration date 5/14/20	127	(0.11)	(135,112)	2,506,662
expiration date 7/14/20	127	0.00	3,863	2,546,350
Cotton No. 2
expiration date 3/9/20	72	0.13	160,700	2,485,800
expiration date 5/6/20	72	0.22	275,285	2,526,480
expiration date 7/9/20	71	0.08	106,580	2,518,725
Gold 100 Ounce
expiration date 2/26/20	17	0.12	153,660	2,589,270
expiration date 4/28/20	16	0.02	23,480	2,446,880
expiration date 6/26/20	16	0.04	57,060	2,456,160
Lean Hogs
expiration date 2/14/20	57	(0.00)	(4,330)	1,628,490
expiration date 4/15/20	58	(0.02)	(23,410)	1,807,860
expiration date 6/12/20	57	(0.03)	(32,640)	2,038,890
expiration date 7/15/20	57	(0.04)	(46,170)	2,035,470
Live Cattle
expiration date 2/28/20	51	0.17	214,010	2,568,870
expiration date 4/30/20	50	0.15	187,730	2,543,500
expiration date 6/30/20	50	0.02	21,140	2,378,000
Natural Gas
expiration date 1/29/20	69	(0.17)	(217,420)	1,510,410
expiration date 2/26/20	69	(0.14)	(181,710)	1,489,020
expiration date 3/27/20	69	(0.06)	(75,920)	1,482,810
expiration date 4/28/20	69	(0.08)	(99,440)	1,509,720
expiration date 5/27/20	69	(0.07)	(92,310)	1,549,740
NY Harbor ULSD
expiration date 1/31/20	18	0.11	135,677	1,529,237
expiration date 2/28/20	18	0.11	137,264	1,524,474
expiration date 3/31/20	18	0.11	145,618	1,511,773
expiration date 4/30/20	18	0.06	82,820	1,500,055
expiration date 5/29/20	17	0.06	78,074	1,407,508
Platinum
expiration date 4/28/20	77	0.19	244,550	3,764,530

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund
Schedule of Investments
December 31, 2019
(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
expiration date 7/29/20	76	0.21%	$270,210	$3,737,680
Silver
expiration date 3/27/20	28	0.06	78,295	2,508,940
expiration date 5/27/20	28	0.06	74,040	2,521,260
expiration date 7/29/20	27	0.06	75,760	2,442,015
Soybean
expiration date 3/13/20	52	0.09	118,475	2,484,300
expiration date 5/14/20	52	0.10	127,738	2,518,750
expiration date 7/14/20	51	0.03	34,225	2,498,363
Soybean Oil
expiration date 3/13/20	119	0.22	280,872	2,482,578
expiration date 5/14/20	119	0.23	290,004	2,503,284
expiration date 7/14/20	119	0.15	194,940	2,524,704
Sugar No. 11
expiration date 2/28/20	166	0.08	102,984	2,495,046
expiration date 4/30/20	165	0.12	148,053	2,502,192
expiration date 6/30/20	165	0.12	153,742	2,524,368
Wheat
expiration date 3/13/20	90	0.19	237,137	2,514,375
expiration date 5/14/20	89	0.18	229,225	2,499,788
expiration date 7/14/20	89	0.12	159,650	2,507,575
WTI Crude Oil
expiration date 1/21/20	25	0.13	164,900	1,526,500
expiration date 2/20/20	25	0.16	209,410	1,519,250
expiration date 3/20/20	25	0.16	208,020	1,510,250
expiration date 4/21/20	25	0.08	99,900	1,499,250
expiration date 5/19/20	24	0.08	100,490	1,426,560

Total Futures Contracts Long Exposure (Exchange-Traded)		4.82%	$6,162,155	$127,602,755

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)
All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $9,979,447 as of December 31, 2019.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income:
Interest income	$71,845	$744,029	$456,166	$1,620,210
Expenses:
Management fee to related party (Note 8)	153,350	286,421	377,497	620,182

Total expenses	153,350	286,421	377,497	620,182

Expense waivers (Note 8)	(18,041)	(33,697)	(44,411)	(72,963)

Net expenses	135,309	252,724	333,086	547,219

Net investment income (loss)	(63,464)	491,305	123,080	1,072,991

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	—	44	14,440	(718)
Futures Contracts*	(10,173,582)	(2,029,620)	(13,966,619)	(4,618,485)

Net Realized Loss	(10,173,582)	(2,029,576)	(13,952,179)	(4,619,203)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	(60,941)	14,270	(10,519)	12,929
Futures Contracts	14,237,053	(41,919)	(5,508,181)	7,150,450

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	14,176,112	(27,649)	(5,518,700)	7,163,379

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	4,002,530	(2,057,225)	(19,470,879)	2,544,176

Net Gain (Loss)	$3,939,066	$(1,565,920)	$(19,347,799)	$3,617,167

* Includes brokerage commissions of:	$30,743	$43,311	$61,030	$82,255

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund
Unaudited Statement of Changes in Shareholders’ Equity
For the Three Months Ended June 30, 2020

	General Units					Limited Units				Total
	General Units		Accumulated	Total General Shareholders’		Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity		Units	Amount	Deficit	Equity	Equity
Balance at March 31, 2020	50	$1,500	$(759)	$741		5,050,000	$232,672,819	$(157,797,448)	$74,875,371	$74,876,112
Creation of Units	—	—	—	—		—	—	—	—	—
Redemption of Units	—	—	—	—		(600,000)	(9,165,759)	—	(9,165,759)	(9,165,759)
Net Gain (Loss):
Net Investment Loss	—	—	(0)*	(0	)*	—	—	(63,464)	(63,464)	(63,464)
Net Realized Loss from Investments and Futures Contracts	—	—	(103)	(103)		—	—	(10,173,479)	(10,173,479)	(10,173,582)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	145	145		—	—	14,175,967	14,175,967	14,176,112

Net Gain	—	—	42	42		—	—	3,939,024	3,939,024	3,939,066

Balance at June 30, 2020	50	$1,500	$(717)	$783		4,450,000	$223,507,060	$(153,858,424)	$69,648,636	$69,649,419

*	Amount represents less than $1.
For the Six Months Ended June 30, 2020

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2019	50	$1,500	$(560)	$940	6,800,000	$262,345,685	$(134,510,782)	$127,834,903	$127,835,843
Creation of Units	—	—	—	—	—	—	—	—	—
Redemption of Units	—	—	—	—	(2,350,000)	(38,838,625)	—	(38,838,625)	(38,838,625)
Net Gain (Loss):
Net Investment Income	—	—	3	3	—	—	123,077	123,077	123,080
Net Realized Loss from Investments and Futures Contracts	—	—	(143)	(143)	—	—	(13,952,036)	(13,952,036)	(13,952,179)
Net Decrease in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	(17)	(17)	—	—	(5,518,683)	(5,518,683)	(5,518,700)

Net Loss	—	—	(157)	(157)	—	—	(19,347,642)	(19,347,642)	(19,347,799)

Balance at June 30, 2020	50	$1,500	$(717)	$783	4,450,000	$223,507,060	$(153,858,424)	$69,648,636	$69,649,419

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net Gain (Loss)	$(19,347,799)	$3,617,167
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(168,658,770)	(291,508,240)
Proceeds from sales/maturities of investment securities	219,953,521	311,942,737
Net accretion of discount	(450,224)	(1,590,731)
Net realized gain (loss) on investment securities	(14,440)	718
Net change in unrealized appreciation/depreciation from investments	10,519	(12,929)
Net change in unrealized appreciation/depreciation from futures contracts	5,508,181	(7,150,450)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(36,330)	(15,347)

Net cash provided by operating activities	36,964,658	15,282,925

Cash flows from financing activities
Proceeds from creation of Limited Units	—	19,258,643
Redemption of Limited Units	(38,838,625)	(39,586,807)

Net cash used for financing activities	(38,838,625)	(20,328,164)

Net decrease in cash	(1,873,967)	(5,045,239)
Cash* at beginning of period	5,922,177	10,193,423

Cash* at end of period	$4,048,210	$5,148,184

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
WisdomTree Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
June 30, 2020
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
The Fund and Master Fund commenced investment operations on January 23, 2008, with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 under the symbol “GCC.” The term of the Fund is perpetual, unless terminated earlier in certain circumstances as defined in the Trust Agreements (as defined in
Note 2—Service Providers and Related Party Agreements
).
The Funds’ collective investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index, also known as the Continuous Commodity Total Return Index or Refinitiv Equal Weight Continuous Commodity Total Return Index (the “Index” and also known as the
“CCI-TR
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
See Note 2—Service Providers and Related Party Agreements
.
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
(3) Summary of Significant Accounting Policies
(a) Basis of Presentation and Consolidation
The financial statements of the Fund and the Master Fund have been prepared using U.S. generally accepted accounting principles (“GAAP”) and in the opinion of management reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial condition, results of operations, and cash flows for the period presented. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the exclusive reference of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal laws are also sources of authoritative GAAP for SEC registrants.
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

Unaudited Interim Financial Information
The financial statements as of June 30, 2020 and 2019 and for the three-months and six-months
ended June 30, 2020 and 2019 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.
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
See Note 4 — Fair Value Measurements
. The Managing Owner will do other procedures (consistent with GAAP) to value an investment when a market quote is not available. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.
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
(g) Subsequent Events
For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended June 30, 2020 and when the financial statements were issued on August
7
, 2020.

During that period, 350,000 Shares were created for $5,818,629 and 100,000 Shares were redeemed for $1,625,102, resulting in 4,700,050

Total Shares outstanding.
Other than these events, the evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.
(4) Fair Value Measurements
The existing guidance for fair value measurements establishes the authoritative definition for fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Managing Owner will perform other procedures (consistent with GAAP) to value an investment when a market quote is not available. The Master Fund uses a three-tier fair value hierarchy based upon observable and unobservable inputs as follows:

Level 1	—	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2	—	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	—	Unobservable inputs for the asset or liability.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded futures contracts that are valued daily at settlement prices provided by the relevant exchanges where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. A summary of the Master Fund’s assets and liabilities at fair value as of June 30, 2020, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$64,990,566	$—	$64,990,566
Unrealized appreciation on futures contracts	653,974	—	—	653,974

Total	$653,974	$64,990,566	$—	$65,644,540

The Master Fund did not hold any Level 3 securities during the six months ended June 30, 2020.
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
(5) Derivative Instruments and Hedging Activities
The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2020, the Master Fund was invested in Commodity Futures. For the six months ended June 30, 2020 and the year ended December 31, 2019, the volume of derivative activity (based on average month-end
notional amounts) were $90,367,283 and $134,094,833, respectively.

The fair value of derivative instruments at June 30, 2020 and December 31, 2019, were as follows:

As of:	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
June 30, 2020	Commodity Futures	$653,974	$—
December 31, 2019	Commodity Futures	$6,162,155	$—

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts .
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months and six months ended June 30, 2020 and 2019:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Increase (Decrease) in Unrealized Appreciation/Depreciation on Derivative Instruments (ii)
Three months ended June 30, 2020	Commodity Futures	$(10,173,582)	$14,237,053
Three months ended June 30, 2019	Commodity Futures	(2,029,620)	(41,919)
Six months ended June 30, 2020	Commodity Futures	(13,966,619)	(5,508,181)
Six months ended June 30, 2019	Commodity Futures	(4,618,485)	7,150,450

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.
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
(8) Operating Expenses and Brokerage Commissions
(a) Management Fee
The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. The Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the three months and six months ended June 30, 2020 and 2019, the Management Fee incurred by the Master Fund was as follows:

Period	Management Fee	Voluntary Fee Waiver	Net Management Fee
Three months ended June 30, 2020	$153,350	$(18,041)	$135,309

Three months ended June 30, 2019	$286,421	$(33,697)	$252,724

Six months ended June 30, 2020	$377,497	$(44,411)	$333,086

Six months ended June 30, 2019	$620,182	$(72,963)	$547,219

(b) Brokerage Commission
s
Brokerage commissions are charged against the Fund’s assets on a per transaction basis. The brokerage commissions incurred for the three months ended June 30, 2020 were $30,743 and for the three months ended June 30, 2019 were $43,311 and for the six months ended June 30, 2020 were $61,030 and for the six months ended June 30, 2019 were $82,255.
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
(10) Commitments and Contingencies
The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of June 30, 2020, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.
(11) Net Asset Value and Financial Highlights
The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net Asset Value
Net asset value per Limited Share, beginning of period	$14.83	$18.04	$18.80	$17.50
Investment operations:
Net realized and unrealized gain (loss) (1)	0.83	(0.25)	(3.17)	0.22
Net investment income (loss) (2)	(0.01)	0.06	0.02	0.13

Net increase (decrease) in net assets from operations	0.82	(0.19)	(3.15)	0.35

Net asset value per Limited Share, end of period	$15.65	$17.85	$15.65	$17.85

Total Return, at net asset value (3)	5.53%	(1.05)%	(16.76)%	2.00%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$69,649	$129,395	$69,649	$129,395

Ratios to average net assets of:
Net investment income (4)	(0.35)%	1.46%	0.28%	1.47%

Expenses, prior to expense waivers (4)	0.85%	0.85%	0.85%	0.85%

Expenses, net of expense waivers (4)	0.75%	0.75%	0.75%	0.75%

(1)
Includes brokerage commissions of less than $0.01 per share for the three months ended June 30, 2020 and 2019, respectively, and includes brokerage commissions of $0.01 per share for the six months ended June 30, 2020 and 2019, respectively. See Note 8(b) on page
25
.

(2)	Based on average shares outstanding.
(3)
Total return calculated for a period of less than one year is not annualized. For the periods in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived. See Note 8(a) on page

.

(4)	Annualized.
(12) Additional Information
As previously disclosed pursuant to the Fund’s Current Report on Form 8-K filed with the SEC on July 22, 2020, the Managing Owner, on behalf of the Fund, plans to enter into an Agreement and Plan of Reorganization (the “Plan”) providing for the reorganization (the “Reorganization”) of the Fund into and with the WisdomTree Enhanced Commodity Strategy Fund (the “Acquiring Fund”), a newly created series of WisdomTree Trust. WisdomTree Trust is registered under the Investment Company Act of 1940, as amended, as an open-end management investment company. The terms of the proposed Plan, information about the Reorganization, including the reasons for the Reorganization, and information about the Acquiring Fund, will be contained in a combined proxy statement/prospectus (the “Proxy Statement/Prospectus”) with respect to a special meeting of shareholders expected to be called for the purpose of asking the Fund’s shareholders to approve the Plan.
* * * * *
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
The Fund’s investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index, also known as the Continuous Commodity Total Return Index or Refinitiv Equal Weight Continuous Commodity Total Return Index (the “Index” and also known as the “CCI-TR Index”), before Fund expenses. The Index Commodities consist of corn, soybean, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, NY Harbor ULSD (formerly known as heating oil), and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are in equal weight proportion to the Index Commodities or 1/17 weighting per index commodity rebalanced daily. Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC, is the owner, publisher and calculation agent of the Index (the “Index Sponsor”). The Index Sponsor is not an affiliate of the Funds or the Managing Owner.
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
Performance Summary
There is no performance history prior to the beginning of trading on January 24, 2008. For current five-year performance history subsequent to the beginning of trading, see the “
Results of Operations
” section below.
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
The Master Fund holds a significant portion of its assets in Commodity Futures and U.S. Treasuries, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the statements of income and expenses. The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Master Fund’s financial statements. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Managing Owner will perform other procedures (consistent with GAAP) to value an investment when a market quote is not available.
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
—
Fair Value Measurements
 for further information regarding this accounting policy.
Market Risk
See Item
 1A—Risk Factors and Item
 3—Quantitative and Qualitative Disclosures About Market Risk
 for a complete discussion of market risk.
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
off-balance
sheet risk. The term
“off-balance
sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Master Fund are standardized Commodity Futures traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities.” As of June 30, 2020, therefore, the Funds have no unrecorded liabilities relating to Commodity Futures. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

Results of Operations
FOR THE FIVE-YEAR PERIOD ENDED JUNE 30, 2020
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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%
10/31/2017	$19.08	8,400,050	$160,283,921	1.71%	-0.37%	-1.40%	-36.40%
11/30/2017	$19.11	8,200,050	$156,718,600	0.16%	1.43%	-1.24%	-36.30%
12/31/2017	$19.25	8,050,050	$154,956,309	0.73%	2.61%	-0.52%	-35.83%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
1/31/2018	$19.50	8,800,050	$171,590,704	1.30%	2.20%	1.30%	-35.00%
2/28/2018	$19.45	9,150,050	$177,987,164	-0.26%	1.78%	1.04%	-35.17%
3/31/2018	$19.25	9,400,050	$180,938,291	-1.03%	0.00%	0.00%	-35.83%
4/30/2018	$19.48	9,300,050	$181,169,802	1.19%	-0.10%	1.19%	-35.07%
5/31/2018	$19.73	9,400,050	$185,447,260	1.28%	1.44%	2.49%	-34.23%
6/30/2018	$18.86	9,150,050	$172,533,165	-4.41%	-2.03%	-2.03%	-37.13%
7/31/2018	$18.36	9,400,050	$172,579,285	-2.65%	-5.75%	-4.62%	-38.80%
8/31/2018	$18.02	9,000,050	$162,207,008	-1.85%	-8.67%	-6.39%	-39.93%
9/30/2018	$18.08	8,800,050	$159,102,078	0.33%	-4.14%	-6.08%	-39.73%
10/31/2018	$18.28	8,650,050	$158,160,214	1.11%	-0.44%	-5.04%	-39.07%
11/30/2018	$17.96	8,350,050	$149,939,026	-1.75%	-0.33%	-6.70%	-40.13%
12/31/2018	$17.50	8,850,050	$154,855,001	-2.56%	-3.21%	-9.09%	-41.67%
1/31/2019	$18.09	9,000,050	$162,845,090	3.37%	-1.04%	3.37%	-39.70%
2/28/2019	$18.07	8,700,050	$157,241,808	-0.11%	0.61%	3.26%	-39.77%
3/31/2019	$18.04	7,950,050	$143,407,805	-0.17%	3.09%	3.09%	-39.87%
4/30/2019	$17.90	7,700,050	$137,843,116	-0.78%	-1.05%	2.29%	-40.33%
5/31/2019	$17.53	7,450,050	$130,608,270	-2.07%	-2.99%	0.17%	-41.57%
6/30/2019	$17.85	7,250,050	$129,395,183	1.83%	-1.05%	2.00%	-40.50%
7/31/2019	$17.62	7,250,050	$127,772,592	-1.29%	-1.56%	0.69%	-41.27%
8/31/2019	$17.10	6,700,050	$114,556,679	-2.95%	-2.45%	-2.29%	-43.00%
9/30/2019	$17.56	6,500,050	$114,110,261	2.69%	-1.62%	0.34%	-41.47%
10/31/2019	$17.95	6,850,050	$122,956,931	2.22%	1.87%	2.57%	-40.17%
11/30/2019	$17.86	6,850,050	$122,348,578	-0.50%	4.44%	2.06%	-40.47%
12/31/2019	$18.80	6,800,050	$127,835,843	5.26%	7.06%	7.43%	-37.33%
1/31/2020	$17.61	6,400,050	$112,722,603	-6.33%	-1.89%	-6.33%	-41.30%
2/29/2020	$16.76	6,000,050	$100,581,288	-4.83%	-6.16%	-10.85%	-44.13%
3/31/2020	$14.83	5,050,050	$74,876,112	-11.52%	-21.12%	-21.12%	-50.57%
4/30/2020	$14.85	4,950,050	$73,491,909	0.13%	-15.67%	-21.01%	-50.50%
5/31/2020	$15.45	4,850,050	$74,932,143	4.04%	-7.82%	-17.82%	-48.50%
6/30/2020	$15.65	4,450,050	$69,649,419	1.29%	5.53%	-16.76%	-47.83%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Index over time. For the six months ended June 30, 2020, the Fund’s Net Asset Value underperformed the Index by 0.27%. For the six months ended June 30, 2019, the Fund’s Net Asset Value underperformed the Index by 0.50%.
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
Quantitative Disclosures
Market Risk by Sector
The following were the primary trading risk exposures of the Fund as of June 30, 2020 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Energy	17.64%	WTI Crude Oil, Natural Gas, NY Harbor ULSD
Grains	23.49%	Corn, Soybean, Wheat, Soybean Oil
Livestock	11.80%	Live Hogs, Live Cattle
Metals	23.50%	Gold 100 Ounce, Silver, Platinum, Copper
Softs	23.57%	Coffee “C”, Cocoa, Sugar No. 11, Cotton No. 2
Commodity Price Sensitivity and Interest Rate Sensitivity
The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provide information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.
As of June 30, 2020, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	August 2020—December 2020	176	$2.32	10,000	$4,084,630	$(304,330)
NY Harbor ULSD	August 2020—December 2020	79	1.24	42,000	4,102,139	221,521
WTI Crude Oil	August 2020—December 2020	103	39.57	1,000	4,075,600	696,860
Grains
Corn	September 2020—December 2020	236	3.46	5,000	4,082,800	(57,262)
Soybean	November 2020—January 2021	92	8.84	5,000	4,064,100	32,550
Soybean Oil	September 2020—January 2021	238	0.29	60,000	4,090,548	(115,308)
Wheat	September 2020—December 2020	165	4.95	5,000	4,087,025	(320,213)
Livestock
Lean Hogs	August 2020—February 2021	195	0.53	40,000	4,096,390	(235,270)
Live Cattle	October 2020—February 2021	99	1.04	40,000	4,102,230	(23,360)
Metals
Copper	September 2020—December 2020	60	2.74	25,000	4,103,250	335,438
Gold 100 Ounce	December 2020—February 2021	22	1,823.95	100	4,012,690	190,070
Platinum	October 2020—January 2021	96	853.65	50	4,097,520	159,170
Silver	September 2020—December 2020	44	18.72	5,000	4,118,400	424,950
Softs
Cocoa	September 2020—December 2020	188	2,185.50	10	4,108,740	(383,990)
Coffee “C”	September 2020—December 2020	107	1.02	37,500	4,101,319	(274,388)
Cotton No. 2	December 2020—March 2021	133	0.61	50,000	4,070,300	192,445
Sugar No. 11	September 2020—February 2021	299	0.12	112,000	4,105,293	115,091

					$69,502,974	$653,974

As of June 30, 2020, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk was as follows:

Description	Range of Yields to Maturity	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	0.08% – 0.15%	July 2020 – September 2020	$65,000,000	$64,990,566	$(215)

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
The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months and six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

PART II—OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) For the three months ended June 30, 2020, 600,000 Limited Shares were redeemed for $9,165,759 and no Limited Shares were created. The Fund’s Shares were registered pursuant to the Fund’s Registration Statement on
Form S-3 (Registration
No.: 333-214153), which
was declared effective by the SEC on October 22, 2019. The Fund filed a prospectus under Rule 424(b) of the Exchange Act on October 25, 2019 to update certain information contained in the Registration Statement. On June 30, 2020, 4,450,000 Limited Shares of the Fund were outstanding for a market capitalization of $69,375,500, based on the June 30, 2020 closing price of $15.59 on the NYSE Arca.
(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended June 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	100,000	$14.39	N/A	N/A
May 1, 2020 to May 31, 2020	100,000	$14.90	N/A	N/A
June 1, 2020 to June 30, 2020	400,000	$15.59	N/A	N/A

Total	600,000	$15.28	N/A	N/A

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
As previously disclosed pursuant to the Fund’s Current Report on Form 8-K filed with the SEC on July 22, 2020, the Managing Owner, on behalf of the Fund, plans to enter into an Agreement and Plan of Reorganization (the “Plan”) providing for the reorganization (the “Reorganization”) of the Fund into and with the WisdomTree Enhanced Commodity Strategy Fund (the “Acquiring Fund”), a newly created series of WisdomTree Trust. WisdomTree Trust is registered under the Investment Company Act of 1940, as amended, as an open-end management investment company. The terms of the proposed Plan, information about the Reorganization, including the reasons for the Reorganization, and information about the Acquiring Fund, will be contained in a combined proxy statement/prospectus (the “Proxy Statement/Prospectus”) with respect to a special meeting of shareholders expected to be called for the purpose of asking the Fund’s shareholders to approve the Plan.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.4	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

(1)	Filed herewith.

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

Date: August 7, 2020

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 7, 2020

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Jeremy Schwartz
Jeremy Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 7, 2020