Form 10-Q
period 2020-09-30
WisdomTree Continuous Commodity Index Master Fund; WisdomTree Continuous Commodity Index Fund
filed 2020-11-06
CIK 1379527, 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2020: 4,750,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund
WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WisdomTree Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
September 30, 2020 (unaudited) and December 31, 2019

	September 30, 2020 (unaudited)	December 31, 2019
Assets:
Cash	$5,583,344	$1,730,680
Cash held by broker for futures contracts (Note 3)	6,320,923	4,191,497
Short-term investments (cost $71,993,449 and $115,820,868 as of September 30, 2020 and December 31, 2019, respectively)	71,993,216	115,831,172
Net unrealized appreciation on futures contracts	2,976,824	6,162,155

Total Assets	86,874,307	127,915,504

Liabilities and shareholders’ equity:
Net management fee payable to related party (Note 8)	54,117	79,661

Total Liabilities	54,117	79,661

Shareholders’ equity:
General Units:
Paid in capital—50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(632)	(560)

Total General Units	868	940

Limited Units:
Paid in capital—5,000,000 and 6,800,000 redeemable shares issued and outstanding (unlimited authorized) as of September 30, 2020 and December 31, 2019, respectively	232,922,437	262,345,685
Accumulated deficit	(146,103,115)	(134,510,782)

Total Limited Units	86,819,322	127,834,903

Total shareholders’ equity	86,820,190	127,835,843

Total liabilities and shareholders’ equity	$86,874,307	$127,915,504

Net asset value per share
General Units	$17.36	$18.80

Limited Units	$17.36	$18.80

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
September 30, 2020

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.12%, 10/8/20* (a)		16.13%	$13,999,854	$14,000,000
0.06%, 10/29/20*		20.73	17,998,845	18,000,000
0.09%, 11/19/20*		23.03	19,997,822	20,000,000
0.11%, 12/10/20*		23.03	19,996,695	20,000,000

Total U.S. Treasury Obligations (Cost: $71,993,449)		82.92%	$71,993,216	$72,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 12/15/20	68	0.16%	$141,930	$1,731,280
expiration date 3/16/21	67	0.05	39,010	1,693,090
expiration date 5/13/21	67	0.05	39,880	1,687,730
Coffee “C”
expiration date 12/18/20	40	(0.01)	(7,969)	1,664,250
expiration date 3/19/21	40	(0.11)	(96,431)	1,690,500
expiration date 5/18/21	41	(0.11)	(91,987)	1,754,288
Copper
expiration date 12/29/20	23	0.16	141,338	1,743,688
expiration date 3/29/21	22	0.08	68,800	1,671,450
expiration date 5/26/21	22	0.08	67,763	1,673,375
Corn
expiration date 12/14/20	88	0.20	173,563	1,667,600
expiration date 3/12/21	88	0.22	187,037	1,708,300
expiration date 5/14/21	88	0.20	175,775	1,731,400
Cotton No. 2
expiration date 12/8/20	51	0.17	149,195	1,677,645
expiration date 3/9/21	51	0.14	120,655	1,696,770
expiration date 5/6/21	51	0.07	64,785	1,715,385
Gold 100 Ounce
expiration date 12/29/20	9	0.07	58,090	1,705,950
expiration date 2/24/21	9	0.09	74,930	1,712,340
expiration date 4/28/21	9	(0.07)	(57,790)	1,717,020
Lean Hogs
expiration date 12/14/20	63	0.26	226,220	1,590,120
expiration date 2/12/21	63	0.21	177,760	1,713,600
expiration date 4/15/21	62	0.15	129,610	1,786,220
Live Cattle
expiration date 12/31/20	37	0.14	117,150	1,662,780
expiration date 2/26/21	37	0.12	102,050	1,714,950
expiration date 4/30/21	36	0.01	6,120	1,695,960
Natural Gas
expiration date 11/25/20	33	0.07	62,260	1,028,610
expiration date 12/29/20	33	0.08	71,280	1,078,110
expiration date 1/27/21	33	0.04	38,760	1,062,930
expiration date 2/24/21	33	0.05	40,490	1,022,670
expiration date 3/29/21	32	0.04	30,970	894,080
NY Harbor ULSD
expiration date 11/30/20	21	(0.07)	(57,658)	1,027,971
expiration date 12/31/20	21	(0.06)	(55,948)	1,041,554
expiration date 1/29/21	20	(0.10)	(86,453)	1,003,800
expiration date 2/26/21	20	(0.10)	(89,477)	1,013,040
expiration date 3/31/21	20	(0.11)	(99,128)	1,017,744
Platinum
expiration date 1/27/21	56	(0.08)	(68,185)	2,545,760
expiration date 4/28/21	56	(0.16)	(135,015)	2,564,240

See
accompanying n
otes to
unaudited consolidated f
inancial
s
tatements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
September 30, 2020
(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 12/29/20	15	0.13%	$116,295	$1,762,050
expiration date 3/29/21	14	(0.28)	(239,070)	1,653,890
expiration date 5/26/21	14	(0.22)	(189,705)	1,660,680
Soybean
expiration date 1/14/21	34	0.26	224,962	1,746,325
expiration date 3/12/21	33	0.22	191,075	1,684,650
expiration date 5/14/21	33	0.21	184,575	1,680,525
Soybean Oil
expiration date 12/14/20	64	0.16	139,758	1,272,192
expiration date 1/14/21	64	0.14	123,570	1,274,496
expiration date 3/12/21	64	0.07	64,332	1,277,568
expiration date 5/14/21	64	0.08	66,012	1,281,024
Sugar No. 11
expiration date 2/26/21	171	0.15	134,042	2,587,435
expiration date 4/30/21	171	0.03	24,651	2,531,894
Wheat
expiration date 12/14/20	59	0.18	158,538	1,705,100
expiration date 3/12/21	58	0.22	187,862	1,692,875
expiration date 5/14/21	58	0.20	176,087	1,700,125
WTI Crude Oil
expiration date 11/20/20	25	0.04	35,360	1,011,750
expiration date 12/21/20	25	0.03	28,950	1,019,750
expiration date 1/20/21	25	(0.04)	(37,210)	1,028,250
expiration date 2/22/21	25	(0.04)	(39,050)	1,036,750
expiration date 3/22/21	25	(0.04)	(33,590)	1,044,500

Total Futures Contracts Long Exposure (Exchange-Traded)		3.43%	$2,976,824	$86,758,029

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)
All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $13,999,854 as of September 30, 2020.

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

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income:
Interest income	$16,061	$627,458	$472,227	$2,247,668
Expenses:
Management fee to related party (Note 8)	171,810	258,682	549,307	878,864

Total expenses	171,810	258,682	549,307	878,864

Expense waivers (Note 8)	(20,213)	(30,433)	(64,624)	(103,396)

Net expenses	151,597	228,249	484,683	775,468

Net investment income (loss)	(135,536)	399,209	(12,456)	1,472,200

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	—	1,984	14,440	1,266
Futures Contracts*	5,568,098	(3,693,718)	(8,398,521)	(8,312,203)

Net Realized Gain (Loss)	5,568,098	(3,691,734)	(8,384,081)	(8,310,937)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	(18)	333	(10,537)	13,262
Futures Contracts	2,322,850	901,844	(3,185,331)	8,052,294

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	2,322,832	902,177	(3,195,868)	8,065,556

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	7,890,930	(2,789,557)	(11,579,949)	(245,381)

Net Gain (Loss)	$7,755,394	$(2,390,348)	$(11,592,405)	$1,226,819

* Includes brokerage commissions of:	$24,585	$34,938	$85,615	$117,193

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2020

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at June 30, 2020	50	$1,500	$(717)	$783	4,450,000	$223,507,060	$(153,858,424)	$69,648,636	$69,649,419
Creation of Units	—	—	—	—	800,000	13,631,902	—	13,631,902	13,631,902
Redemption of Units	—	—	—	—	(250,000)	(4,216,525)	—	(4,216,525)	(4,216,525)
Net Gain (Loss):
Net Investment Loss	—	—	(1)	(1)	—	—	(135,535)	(135,535)	(135,536)
Net Realized Gain from Investments and Futures Contracts	—	—	59	59	—	—	5,568,039	5,568,039	5,568,098
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	27	27	—	—	2,322,805	2,322,805	2,322,832

Net Gain	—	—	85	85	—	—	7,755,309	7,755,309	7,755,394

Balance at September 30, 2020	50	$1,500	$(632)	$868	5,000,000	$232,922,437	$(146,103,115)	$86,819,322	$86,820,190

For the Nine Months Ended September 30, 2020

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2019	50	$1,500	$(560)	$940	6,800,000	$262,345,685	$(134,510,782)	$127,834,903	$127,835,843
Creation of Units	—	—	—	—	800,000	13,631,902	—	13,631,902	13,631,902
Redemption of Units	—	—	—	—	(2,600,000)	(43,055,150)	—	(43,055,150)	(43,055,150)
Net Gain (Loss):
Net Investment Income ( Loss )	—	—	2	2	—	—	(12,458)	(12,458)	(12,456)
Net Realized Loss from Investments and Futures Contracts	—	—	(84)	(84)	—	—	(8,383,997)	(8,383,997)	(8,384,081)
Net Increase ( Decrease ) in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	10	10	—	—	(3,195,878)	(3,195,878)	(3,195,868)

Net Loss	—	—	(72)	(72)	—	—	(11,592,333)	(11,592,333)	(11,592,405)

Balance at September 30, 2020	50	$1,500	$(632)	$868	5,000,000	$232,922,437	$(146,103,115)	$86,819,322	$86,820,190

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

See
accompanying n
otes to
unaudited consolidated f
inancial
s
tatements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net Gain (Loss)	$(11,592,405)	$1,226,819
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(240,644,674)	(410,423,066)
Proceeds from sales/maturities of investment securities	284,953,521	446,912,018
Net accretion of discount	(466,988)	(2,204,488)
Net realized gain on investment securities	(14,440)	(1,266)
Net change in unrealized appreciation/depreciation from investments	10,537	(13,262)
Net change in unrealized appreciation/depreciation from futures contracts	3,185,331	(8,052,294)
Changes in assets and liabilities
Decrease in liabilities:
Net management fee payable to related party	(25,544)	(24,483)

Net cash provided by operating activities	35,405,338	27,419,978

Cash flows from financing activities
Proceeds from creation of Limited Units	13,631,902	19,258,643
Redemption of Limited Units	(43,055,150)	(52,481,381)

Net cash used for financing activities	(29,423,248)	(33,222,738)

Net increase (decrease) in cash	5,982,090	(5,802,760)
Cash* at beginning of period	5,922,177	10,193,423

Cash* at end of period	$11,904,267	$4,390,663

*	Includes cash held by the broker for futures contracts.
See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund
Statements of Financial Condition
September 30, 2020 (unaudited) and December 31, 2019

	September 30, 2020 (unaudited)	December 31, 2019
Assets:
Cash	$5,583,344	$1,730,680
Cash held by broker for futures contracts (Note 3)	6,320,923	4,191,497
Short-term investments (cost $71,993,449 and $115,820,868 as of September 30, 2020 and December 31, 2019, respectively)	71,993,216	115,831,172
Net unrealized appreciation on futures contracts	2,976,824	6,162,155

Total Assets	86,874,307	127,915,504

Liabilities and shareholders’ equity:
Net management fee payable to related party (Note 8)	54,117	79,661

Total Liabilities	54,117	79,661

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued and outstanding (unlimited authorized)	1,500	1,500
Accumulated deficit	(632)	(560)

Total General Units	868	940

Limited Units:
Paid in capital - 5,000,000 and 6,800,000 redeemable shares issued and outstanding (unlimited authorized) as of September 30, 2020 and December 31, 2019, respectively	232,922,437	262,345,685
Accumulated deficit	(146,103,115)	(134,510,782)

Total Limited Units	86,819,322	127,834,903

Total shareholders’ equity	86,820,190	127,835,843

Total liabilities and shareholders’ equity	$86,874,307	$127,915,504

Net asset value per share
General Units	$17.36	$18.80

Limited Units	$17.36	$18.80

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
September 30, 2020

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.12%, 10/8/20*(a)		16.13%	$13,999,854	$14,000,000
0.06%, 10/29/20*		20.73	17,998,845	18,000,000
0.09%, 11/19/20*		23.03	19,997,822	20,000,000
0.11%, 12/10/20*		23.03	19,996,695	20,000,000

Total U.S. Treasury Obligations (Cost: $71,993,449)		82.92%	$71,993,216	$72,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 12/15/20	68	0.16%	$141,930	$1,731,280
expiration date 3/16/21	67	0.05	39,010	1,693,090
expiration date 5/13/21	67	0.05	39,880	1,687,730
Coffee “C”
expiration date 12/18/20	40	(0.01)	(7,969)	1,664,250
expiration date 3/19/21	40	(0.11)	(96,431)	1,690,500
expiration date 5/18/21	41	(0.11)	(91,987)	1,754,288
Copper
expiration date 12/29/20	23	0.16	141,338	1,743,688
expiration date 3/29/21	22	0.08	68,800	1,671,450
expiration date 5/26/21	22	0.08	67,763	1,673,375
Corn
expiration date 12/14/20	88	0.20	173,563	1,667,600
expiration date 3/12/21	88	0.22	187,037	1,708,300
expiration date 5/14/21	88	0.20	175,775	1,731,400
Cotton No. 2
expiration date 12/8/20	51	0.17	149,195	1,677,645
expiration date 3/9/21	51	0.14	120,655	1,696,770
expiration date 5/6/21	51	0.07	64,785	1,715,385
Gold 100 Ounce
expiration date 12/29/20	9	0.07	58,090	1,705,950
expiration date 2/24/21	9	0.09	74,930	1,712,340
expiration date 4/28/21	9	(0.07)	(57,790)	1,717,020
Lean Hogs
expiration date 12/14/20	63	0.26	226,220	1,590,120
expiration date 2/12/21	63	0.21	177,760	1,713,600
expiration date 4/15/21	62	0.15	129,610	1,786,220
Live Cattle
expiration date 12/31/20	37	0.14	117,150	1,662,780
expiration date 2/26/21	37	0.12	102,050	1,714,950
expiration date 4/30/21	36	0.01	6,120	1,695,960
Natural Gas
expiration date 11/25/20	33	0.07	62,260	1,028,610
expiration date 12/29/20	33	0.08	71,280	1,078,110
expiration date 1/27/21	33	0.04	38,760	1,062,930
expiration date 2/24/21	33	0.05	40,490	1,022,670
expiration date 3/29/21	32	0.04	30,970	894,080
NY Harbor ULSD
expiration date 11/30/20	21	(0.07)	(57,658)	1,027,971
expiration date 12/31/20	21	(0.06)	(55,948)	1,041,554
expiration date 1/29/21	20	(0.10)	(86,453)	1,003,800
expiration date 2/26/21	20	(0.10)	(89,477)	1,013,040
expiration date 3/31/21	20	(0.11)	(99,128)	1,017,744
Platinum
expiration date 1/27/21	56	(0.08)	(68,185)	2,545,760
expiration date 4/28/21	56	(0.16)	(135,015)	2,564,240

See
accompanying n
otes to
unaudited consolidated f
inancial
s
tatements

WisdomTree Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
September 30, 2020
(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 12/29/20	15	0.13%	$116,295	$1,762,050
expiration date 3/29/21	14	(0.28)	(239,070)	1,653,890
expiration date 5/26/21	14	(0.22)	(189,705)	1,660,680
Soybean
expiration date 1/14/21	34	0.26	224,962	1,746,325
expiration date 3/12/21	33	0.22	191,075	1,684,650
expiration date 5/14/21	33	0.21	184,575	1,680,525
Soybean Oil
expiration date 12/14/20	64	0.16	139,758	1,272,192
expiration date 1/14/21	64	0.14	123,570	1,274,496
expiration date 3/12/21	64	0.07	64,332	1,277,568
expiration date 5/14/21	64	0.08	66,012	1,281,024
Sugar No. 11
expiration date 2/26/21	171	0.15	134,042	2,587,435
expiration date 4/30/21	171	0.03	24,651	2,531,894
Wheat
expiration date 12/14/20	59	0.18	158,538	1,705,100
expiration date 3/12/21	58	0.22	187,862	1,692,875
expiration date 5/14/21	58	0.20	176,087	1,700,125
WTI Crude Oil
expiration date 11/20/20	25	0.04	35,360	1,011,750
expiration date 12/21/20	25	0.03	28,950	1,019,750
expiration date 1/20/21	25	(0.04)	(37,210)	1,028,250
expiration date 2/22/21	25	(0.04)	(39,050)	1,036,750
expiration date 3/22/21	25	(0.04)	(33,590)	1,044,500

Total Futures Contracts Long Exposure (Exchange-Traded)		3.43%	$2,976,824	$86,758,029

*	Interest rate shown reflects the yield to maturity at time of purchase.
(a)
All or a portion of this security is held by the broker as collateral for open futures contracts. The securities collateral posted was comprised entirely of U.S. Treasury securities having a market value of $13,999,854 as of September 30, 2020.

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

See
accompanying n
otes to
unaudited consolidated f
inancial
s
tatements

WisdomTree Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income:
Interest income	$16,061	$627,458	$472,227	$2,247,668
Expenses:
Management fee to related party (Note 8)	171,810	258,682	549,307	878,864

Total expenses	171,810	258,682	549,307	878,864

Expense waivers (Note 8)	(20,213)	(30,433)	(64,624)	(103,396)

Net expenses	151,597	228,249	484,683	775,468

Net investment income (loss)	(135,536)	399,209	(12,456)	1,472,200

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	—	1,984	14,440	1,266
Futures Contracts*	5,568,098	(3,693,718)	(8,398,521)	(8,312,203)

Net Realized Gain (Loss)	5,568,098	(3,691,734)	(8,384,081)	(8,310,937)

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	(18)	333	(10,537)	13,262
Futures Contracts	2,322,850	901,844	(3,185,331)	8,052,294

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	2,322,832	902,177	(3,195,868)	8,065,556

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	7,890,930	(2,789,557)	(11,579,949)	(245,381)

Net Gain (Loss)	$7,755,394	$(2,390,348)	$(11,592,405)	$1,226,819

* Includes brokerage commissions of:	$24,585	$34,938	$85,615	$117,193

See
accompanying n
otes to
unaudited consolidated f
inancial
s
tatements

WisdomTree Continuous Commodity Index Master Fund
Unaudited Statement of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2020

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at June 30, 2020	50	$1,500	$(717)	$783	4,450,000	$223,507,060	$(153,858,424)	$69,648,636	$69,649,419
Creation of Units	—	—	—	—	800,000	13,631,902	—	13,631,902	13,631,902
Redemption of Units	—	—	—	—	(250,000)	(4,216,525)	—	(4,216,525)	(4,216,525)
Net Gain (Loss):
Net Investment Loss	—	—	(1)	(1)	—	—	(135,535)	(135,535)	(135,536)
Net Realized Gain from Investments and Futures Contracts	—	—	59	59	—	—	5,568,039	5,568,039	5,568,098
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	27	27	—	—	2,322,805	2,322,805	2,322,832

Net Gain	—	—	85	85	—	—	7,755,309	7,755,309	7,755,394

Balance at September 30, 2020	50	$1,500	$(632)	$868	5,000,000	$232,922,437	$(146,103,115)	$86,819,322	$86,820,190

For the Nine Months Ended September 30, 2020

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2019	50	$1,500	$(560)	$940	6,800,000	$262,345,685	$(134,510,782)	$127,834,903	$127,835,843
Creation of Units	—	—	—	—	800,000	13,631,902	—	13,631,902	13,631,902
Redemption of Units	—	—	—	—	(2,600,000)	(43,055,150)	—	(43,055,150)	(43,055,150)
Net Gain (Loss):
Net Investment Income (Loss)	—	—	2	2	—	—	(12,458)	(12,458)	(12,456)
Net Realized Loss from Investments and Futures Contracts	—	—	(84)	(84)	—	—	(8,383,997)	(8,383,997)	(8,384,081)
Net Increase ( Decrease ) in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	10	10	—	—	(3,195,878)	(3,195,878)	(3,195,868)

Net Loss	—	—	(72)	(72)	—	—	(11,592,333)	(11,592,333)	(11,592,405)

Balance at September 30, 2020	50	$1,500	$(632)	$868	5,000,000	$232,922,437	$(146,103,115)	$86,819,322	$86,820,190

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

See
accompanying n
otes to
unaudited consolidated f
inancial
s
tatements

WisdomTree Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net Gain (Loss)	$(11,592,405)	$1,226,819
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(240,644,674)	(410,423,066)
Proceeds from sales/maturities of investment securities	284,953,521	446,912,018
Net accretion of discount	(466,988)	(2,204,488)
Net realized gain on investment securities	(14,440)	(1,266)
Net change in unrealized appreciation/depreciation from investments	10,537	(13,262)
Net change in unrealized appreciation/depreciation from futures contracts	3,185,331	(8,052,294)
Changes in assets and liabilities
Decrease in liabilities:
Net management fee payable to related party	(25,544)	(24,483)

Net cash provided by operating activities	35,405,338	27,419,978

Cash flows from financing activities
Proceeds from creation of Limited Units	13,631,902	19,258,643
Redemption of Limited Units	(43,055,150)	(52,481,381)

Net cash used for financing activities	(29,423,248)	(33,222,738)

Net increase (decrease) in cash	5,982,090	(5,802,760)
Cash* at beginning of period	5,922,177	10,193,423

Cash* at end of period	$11,904,267	$4,390,663

*	Includes cash held by the broker for futures contracts.

See
accompanying n
otes to
unaudited consolidated f
inancial
s
tatements

WisdomTree Continuous Commodity Index Fund
WisdomTree Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
September 30, 2020
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
(3) Summary of Significant Accounting Policies
(a) Basis of Presentation and Consolidation
The financial statements of the Fund and the Master Fund have been prepared using U.S. generally accepted accounting principles (“GAAP”) and in the opinion of management reflects all adjustments, which are
of
a
normal recurring
nature
, necessary for a fair statement of financial condition, results of operations, and cash flows for the period presented. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the exclusive reference of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal laws are also sources of authoritative GAAP for SEC registrants.
In accordance with ASC Topic 946, Financial Services-Investment Companies (“ASC Topic 946”), the Funds each qualify as an investment company and are applying ASC Topic 946 accounting and reporting guidance for investment companies.
The
Fund
invests substantially all
of its
assets in the
Master Fund
in a master-feeder structure
. The financial statements of the Fund include the balances of the Master Fund on a consolidated basis and all inter-company balances and transactions have been eliminated in the consolidation.

Unaudited Interim Financial Information
The financial statements as of September 30, 2020 and 2019 and for the three-months and nine-months ended September 30, 2020 and 2019 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of
a
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
(d) U. S. Treasury Obligations
The Master Fund records purchases and sales of U.S. Treasuries on a trade date basis. These holdings are marked to market based on quotations from broker-dealers or independent service providers. The Master Fund may hold U.S. Treasuries for deposit with the Commodity Broker as margin for trading and holding against initial margin of the open Commodity Futures. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the U.S. Treasuries using the straight-line method.
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
(g) Subsequent Events
For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended September 30, 2020 and when the financial statements were issued on
November 6,
2020.

During that period, 150,000 Shares were created
for $2,606,672
and 400,000 Shares were redeemed for $6,986,630, resulting in 4,750,050 Total Shares outstanding.
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
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded futures contracts that are valued daily at settlement prices provided by the relevant exchanges where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. A summary of the Master Fund’s assets and liabilities at fair value as of September 30, 2020, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$71,993,216	$—	$71,993,216
Unrealized appreciation on futures contracts	2,976,824	—	—	2,976,824

Total	$2,976,824	$71,993,216	$—	$74,970,040

The Master Fund did not hold any Level 3 securities during the nine months ended September 30, 2020.
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

(5) Derivative Instruments and Hedging Activities
The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of September 30, 2020, the Master Fund was invested in Commodity Futures. For the nine months ended September 30, 2020 and the year ended December 31, 2019, the volume of derivative activity (based on average month-end notional amounts) were $88,078,634 and $134,094,833, respectively.
The fair value of derivative instruments at September 30, 2020 and December 31, 2019, were as follows:

As of:	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
September 30, 2020	Commodity Futures	$2,976,824	$—
December 31, 2019	Commodity Futures	$6,162,155	$—

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts .
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months and nine months ended September 30, 2020 and 2019:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Increase (Decrease) in Unrealized Appreciation/Depreciation on Derivative Instruments (ii)
Three months ended September 30, 2020	Commodity Futures	$5,568,098	$2,322,850
Three months ended September 30, 2019	Commodity Futures	(3,693,718)	901,844
Nine months ended September 30, 2020	Commodity Futures	(8,398,521)	(3,185,331)
Nine months ended September 30, 2019	Commodity Futures	(8,312,203)	8,052,294

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.
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
Interest rate risk refers to the fluctuations in value of fixed-income securities resulting from the inverse relationship between price and yield. For example, an increase in general interest rates will tend to reduce the market value of already issued fixed-income investments, and a decline in general interest rates will tend to increase their value. In addition, debt securities with longer maturities, which tend to have higher yields, are subject to potentially greater fluctuations in value from changes in interest rates than obligations with shorter maturities.
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
(b) Redemption of Shares
General.
The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Distributor (as facilitated by the Administrator) to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m. ET. The day on which a valid redemption order is received in proper form is the redemption order date. Redemption orders are irrevocable. Shareholders other than Authorized Participants
may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than 12:00 p.m. ET, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the redemption order.
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
A redemption order may be rejected if the order is not in proper form as described in the order for
m
 and/or Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful
.
(8) Operating Expenses and Brokerage Commissions
(a) Management Fee
The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. The Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the three months and nine months ended September 30, 2020 and 2019, the Management Fee incurred by the Master Fund was as follows:

Period	Management Fee	Voluntary Fee Waiver	Net Management Fee
Three months ended September 30, 2020	$171,810	$(20,213)	$151,597

Three months ended September 30, 2019	$258,682	$(30,433)	$228,249

Nine months ended September 30, 2020	$549,307	$(64,624)	$484,683

Nine months ended September 30, 2019	$878,864	$(103,396)	$775,468

(b) Brokerage Commissions
Brokerage commissions are charged against the Fund’s assets on a per transaction basis. The brokerage commissions incurred for the three months ended September 30, 2020 were $24,585 and for the three months ended September 30, 2019 were $34,938 and for the nine months ended September 30, 2020 were $85,615 and for the nine months ended September 30, 2019 were $117,193.
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
(10) Commitments and Contingencies
The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of September 30, 2020, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(11) Net Asset Value and Financial Highlights
The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Net Asset Value
Net asset value per Limited Share, beginning of period	$15.65	$17.85	$18.80		$17.50
Investment operations:
Net realized and unrealized gain (loss) (1)	1.74	(0.35)	(1.44)		(0.13)
Net investment income (loss) (2)	(0.03)	0.06	(0.00	) *	0.19

Net increase (decrease) in net assets from operations	1.71	(0.29)	(1.44)		0.06

Net asset value per Limited Share, end of period	$17.36	$17.56	$17.36		$17.56

Total Return, at net asset value (3)	10.93%	(1.62)%	(7.66)%		0.34%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$86,820	$114,110	$86,820		$114,110

Ratios to average net assets of:
Net investment income (loss) (4)	(0.67)%	1.31%	(0.02)%		1.42%

Expenses, prior to expense waivers (4)	0.85%	0.85%	0.85%		0.85%

Expenses, net of expense waivers (4)	0.75%	0.75%	0.75%		0.75%

*	Amount represents less than $ (0.01).
(1)
Includes brokerage commissions of $0.01 per share for the three months ended September 30, 2020
and
2019, respectively, and includes brokerage commissions of $0.02 per share for the nine months ended September 30, 2020 and 2019, respectively. See Note 8(b) on page 25.

(2)	Based on average shares outstanding.
(3)
Total return calculated for a period of less than one year is not annualized. For the periods in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived. See Note 8(a) on page 25.

(4)	Annualized.
(12) Additional Information
As previously disclosed pursuant to the Fund’s Current Report on Form 8-K filed with the SEC on July 22, 2020, the Managing Owner, on behalf of the Fund, plans to enter into an Agreement and Plan of Reorganization (the “Plan”) providing for the reorganization (the “Reorganization”) of the Fund into and with the WisdomTree Enhanced Commodity Strategy Fund (the “Successor Fund”), a newly created series of WisdomTree Trust. WisdomTree Trust is registered under the Investment Company Act of 1940, as amended, as an open-end management investment company. The terms of the proposed Plan, information about the Reorganization, including the reasons for the Reorganization, and information about the Successor Fund, is contained in a combined proxy statement/prospectus (the “Proxy Statement/Prospectus”) with respect to a special meeting of shareholders that has been called for the purpose of asking the Fund’s shareholders to approve the Plan.
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

See Item 1A (Risk Factors) on page 39 for additional information on risk factors that may affect the Fund and its investments.

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
Interest income on U.S. Treasuries is recognized on an accrual basis when earned. Discounts and premiums are amortized or accreted over the life of the U.S. Treasuries using the straight-line method.
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
Off-Balance Sheet Risk
In the normal course of business, the Funds are party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Master Fund are standardized Commodity Futures traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities.” As of September 30, 2020, therefore, the Funds have no unrecorded liabilities relating to Commodity Futures. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

Results of Operations
FOR THE FIVE-YEAR PERIOD ENDED SEPTEMBER 30, 2020
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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%
10/31/2017	$19.08	8,400,050	$160,283,921	1.71%	-0.37%	-1.40%	-36.40%
11/30/2017	$19.11	8,200,050	$156,718,600	0.16%	1.43%	-1.24%	-36.30%
12/31/2017	$19.25	8,050,050	$154,956,309	0.73%	2.61%	-0.52%	-35.83%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
1/31/2018	$19.50	8,800,050	$171,590,704	1.30%	2.20%	1.30%	-35.00%
2/28/2018	$19.45	9,150,050	$177,987,164	-0.26%	1.78%	1.04%	-35.17%
3/31/2018	$19.25	9,400,050	$180,938,291	-1.03%	0.00%	0.00%	-35.83%
4/30/2018	$19.48	9,300,050	$181,169,802	1.19%	-0.10%	1.19%	-35.07%
5/31/2018	$19.73	9,400,050	$185,447,260	1.28%	1.44%	2.49%	-34.23%
6/30/2018	$18.86	9,150,050	$172,533,165	-4.41%	-2.03%	-2.03%	-37.13%
7/31/2018	$18.36	9,400,050	$172,579,285	-2.65%	-5.75%	-4.62%	-38.80%
8/31/2018	$18.02	9,000,050	$162,207,008	-1.85%	-8.67%	-6.39%	-39.93%
9/30/2018	$18.08	8,800,050	$159,102,078	0.33%	-4.14%	-6.08%	-39.73%
10/31/2018	$18.28	8,650,050	$158,160,214	1.11%	-0.44%	-5.04%	-39.07%
11/30/2018	$17.96	8,350,050	$149,939,026	-1.75%	-0.33%	-6.70%	-40.13%
12/31/2018	$17.50	8,850,050	$154,855,001	-2.56%	-3.21%	-9.09%	-41.67%
1/31/2019	$18.09	9,000,050	$162,845,090	3.37%	-1.04%	3.37%	-39.70%
2/28/2019	$18.07	8,700,050	$157,241,808	-0.11%	0.61%	3.26%	-39.77%
3/31/2019	$18.04	7,950,050	$143,407,805	-0.17%	3.09%	3.09%	-39.87%
4/30/2019	$17.90	7,700,050	$137,843,116	-0.78%	-1.05%	2.29%	-40.33%
5/31/2019	$17.53	7,450,050	$130,608,270	-2.07%	-2.99%	0.17%	-41.57%
6/30/2019	$17.85	7,250,050	$129,395,183	1.83%	-1.05%	2.00%	-40.50%
7/31/2019	$17.62	7,250,050	$127,772,592	-1.29%	-1.56%	0.69%	-41.27%
8/31/2019	$17.10	6,700,050	$114,556,679	-2.95%	-2.45%	-2.29%	-43.00%
9/30/2019	$17.56	6,500,050	$114,110,261	2.69%	-1.62%	0.34%	-41.47%
10/31/2019	$17.95	6,850,050	$122,956,931	2.22%	1.87%	2.57%	-40.17%
11/30/2019	$17.86	6,850,050	$122,348,578	-0.50%	4.44%	2.06%	-40.47%
12/31/2019	$18.80	6,800,050	$127,835,843	5.26%	7.06%	7.43%	-37.33%
1/31/2020	$17.61	6,400,050	$112,722,603	-6.33%	-1.89%	-6.33%	-41.30%
2/29/2020	$16.76	6,000,050	$100,581,288	-4.83%	-6.16%	-10.85%	-44.13%
3/31/2020	$14.83	5,050,050	$74,876,112	-11.52%	-21.12%	-21.12%	-50.57%
4/30/2020	$14.85	4,950,050	$73,491,909	0.13%	-15.67%	-21.01%	-50.50%
5/31/2020	$15.45	4,850,050	$74,932,143	4.04%	-7.82%	-17.82%	-48.50%
6/30/2020	$15.65	4,450,050	$69,649,419	1.29%	5.53%	-16.76%	-47.83%
7/31/2020	$16.69	4,550,050	$75,919,118	6.65%	12.39%	-11.22%	-44.37%
8/31/2020	$17.66	4,850,050	$85,662,794	5.81%	14.30%	-6.06%	-41.13%
9/30/2020	$17.36	5,000,050	$86,820,190	-1.70%	10.93%	-7.66%	-42.13%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Index over time. For the nine months ended September 30, 2020, the Fund’s Net Asset Value underperformed the Index by 0.56%. For the nine months ended September 30, 2019, the Fund’s Net Asset Value underperformed the Index by 0.69%.
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
Quantitative Disclosures
Market Risk by Sector
The following were the primary trading risk exposures of the Fund as of September 30, 2020 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Energy	17.67%	WTI Crude Oil, Natural Gas, NY Harbor ULSD
Grains	23.54%	Corn, Soybean, Wheat, Soybean Oil
Livestock	11.71%	Lean Hogs, Live Cattle
Metals	23.53%	Gold 100 Ounce, Silver, Platinum, Copper
Softs	23.55%	Coffee “C”, Cocoa, Sugar No. 11, Cotton No. 2
Commodity Price Sensitivity and Interest Rate Sensitivity
The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provide information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of September 30, 2020, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	November 2020—March 2021	164	$3.10	10,000	$5,086,400	$243,760
NY Harbor ULSD	November 2020—March 2021	102	1.19	42,000	5,104,109	(388,664)
WTI Crude Oil	November 2020—March 2021	125	41.13	1,000	5,141,000	(45,540)
Grains
Corn	December 2020—May 2021	264	3.87	5,000	5,107,300	536,375
Soybean	January 2021—May 2021	100	10.22	5,000	5,111,500	600,612
Soybean Oil	December 2020—May 2021	256	0.33	60,000	5,105,280	393,672
Wheat	December 2020—May 2021	175	5.83	5,000	5,098,100	522,487
Livestock
Lean Hogs	December 2020—April 2021	188	0.68	40,000	5,089,940	533,590
Live Cattle	December 2020—April 2021	110	1.15	40,000	5,073,690	225,320
Metals
Copper	December 2020—May 2021	67	3.04	25,000	5,088,513	277,901
Gold 100 Ounce	December 2020—April 2021	27	1,901.97	100	5,135,310	75,230
Platinum	January 2021—April 2021	112	912.50	50	5,110,000	(203,200)
Silver	December 2020—May 2021	43	23.61	5,000	5,076,620	(312,480)
Softs
Cocoa	December 2020—May 2021	202	2,530.74	10	5,112,100	220,820
Coffee “C”	December 2020—May 2021	121	1.13	37,500	5,109,038	(196,387)
Cotton No. 2	December 2020—May 2021	153	0.67	50,000	5,089,800	334,635
Sugar No. 11	February 2021—April 2021	342	0.13	112,000	5,119,329	158,693

					$86,758,029	$2,976,824

As of September 30, 2020, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk was as follows:

Description	Range of Yields to Maturity	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	0.06% – 0.12%	October 2020 – December 2020	$72,000,000	$71,993,216	$(233)

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
The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months and nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

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
A recent outbreak of a respiratory disease caused by a novel coronavirus (COVID-19) has spread globally in a short period of time. The effects of COVID19 have affected and are likely to continue to affect certain sectors and industries more dramatically than others, and the effects borne by some will negatively affect the value of the issuers in those sectors and industries, which may adversely affect the value of the Fund’s investments in those sectors or industries. COVID-19, and other epidemics and pandemics that may arise in the future, could adversely affect the economies of many nations, the global economy, individual companies and capital markets in ways that cannot be foreseen at the present time. In addition, the impact of infectious diseases in developing or emerging market countries may be greater due to limited health care resources. Political, economic and social stresses caused by COVID-19 also may exacerbate other pre-existing political, social and economic risks in certain countries. The duration of COVID-19 and its effects cannot be determined at this time, but the effects could be present for an extended period of time. It is impossible to predict the effects on the Shares of these or similar events and market conditions in the future. However, it is possible that these or similar events and market conditions could have a significant and adverse effect on the Shares and/or risk profile of the Fund. Contemporaneous with the onset of COVID-19 in the United States, the oil market experienced fluctuations in supply and demand, significantly impacting the price and volatility of oil. The impact of COVID-19 may result in further changes to the supply and demand of other commodities. The COVID-19 pandemic may also have the effect of heightening or contributing to many of the other risks described in the “Risk Factors” section of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) For the three months ended September 30, 2020, 250,000 Limited Shares were redeemed for $4,216,525 and 800,000 Limited Shares were created for $13,631,902. The Fund’s Shares were registered pursuant to the Fund’s Registration Statement on Form S-3 (Registration No.: 333-214153), which was declared effective by the SEC on October 22, 2019. The Fund filed prospectus supplements under Rule 424(b) of the Exchange Act on October 25, 2019 and July 21, 2020 to update certain information contained in the Registration Statement. On September 30, 2020, 5,000,000 Limited Shares of the Fund were outstanding for a market capitalization of $86,450,000, based on the September 30, 2020 closing price of $17.29 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended September 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Redeemed	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	100,000		$16.25	N/A	N/A
August 1, 2020 to August 31, 2020	—	$	N/A	N/A	N/A
September 1, 2020 to September 30, 2020	150,000		$17.28	N/A	N/A

Total	250,000		$16.87	N/A	N/A

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
As previously disclosed pursuant to the Fund’s Current Report on Form 8-K filed with the SEC on July 22, 2020, the Managing Owner, on behalf of the Fund, plans to enter into an Agreement and Plan of Reorganization (the “Plan”) providing for the reorganization (the “Reorganization”) of the Fund into and with the WisdomTree Enhanced Commodity Strategy Fund (the “Successor Fund”), a newly created series of WisdomTree Trust. WisdomTree Trust is registered under the Investment Company Act of 1940, as amended, as an open-end management investment company. The terms of the proposed Plan, information about the Reorganization, including the reasons for the Reorganization, and information about the Successor Fund, is contained in a combined proxy statement/prospectus (the “Proxy Statement/Prospectus”) with respect to a special meeting of shareholders that has been called for the purpose of asking the Fund’s shareholders to approve the Plan.

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

Date: November 6, 2020

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 6, 2020

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Jeremy Schwartz
Jeremy Schwartz
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020

By:	/s/ David Castano
David Castano
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 6, 2020